Form 10QSB
period 1996-03-31
LOTTOWORLD INC
filed 1996-05-15
CIK 928403

                  U.S. Securities and Exchange Commission
                          Washington, D.C.  20549

                                Form 10-QSB

(Mark One)
         [x]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

         [ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended March 31, 1996

                       Commission file number 0-25624

                               LOTTOWORLD, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    Florida                         65-0399794
             -----------------------          --------------------
             (State of Incorporation)         (IRS Employer ID No.)

                     2150 Goodlette Road
                         Suite 200
                         Naples, FL                       33940
            ---------------------------------------     ----------
            (Address of principal executive offices)    (Zip Code)


                                  (941) 643-1677
                                ------------------
                                (Telephone Number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                              YES   X   NO
                                  -----    -----
Common stock, par value $.001 per share; 3,973,522 shares outstanding as of May 5, 1996

                           LOTTOWORLD, INC.

                          TABLE OF CONTENTS


PART I    Financial Information                                    Page No.
 Item 1.   Financial Statements
           Condensed Balance Sheets                                   3
           Condensed Statements of Operations                         4
           Condensed Statements of Common Shareholders'
             Equity (Deficit)                                         5
           Condensed Statements of Cash Flows                         6
           Notes to Condensed Financial Statements                    7

 Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                      8


PART II   Other Information

 Item 6    Exhibits and Reports on Form 8-K                           10


SIGNATURES                                                            10

                           LOTTOWORLD, INC
                        CONDENSED BALANCE SHEETS

                                              MARCH 31,    DECEMBER 31,
                                                1996           1995
                                             (Unaudited)
                                             -----------   ------------
ASSETS

Current Assets
   Cash and cash equivalents                 $1,367,548     $1,318,983
   Accounts receivable, net                     376,477        159,479
   Stock subscriptions receivable                 -            449,980
   Accounts receivable, officers                 58,375         58,375
   Prepaid expenses                           1,000,000        168,412
                                             -----------   ------------
                                              2,802,400      2,155,229
Furniture, Fixtures and Equipment, net          538,951        556,253
Other Assets                                     10,101         10,101
                                             -----------   ------------
                                             $3,351,452     $2,721,583
                                             ===========   ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Current maturities of long-term debt         $16,667        $16,667
   Accounts payable                             699,477        851,673
   Accrued expenses                              58,000         56,302
   Deferred revenue                             219,418        149,549
   Dividends payable                              -             25,000
                                             -----------   ------------
                                                993,562      1,099,191
                                             -----------   ------------
Long-Term Debt, less current maturities          20,883         25,050
                                             -----------   ------------
Redeemable convertible preferred stock        1,000,020      1,000,020
                                             -----------   ------------
Common Shareholders' Equity
   Common stock                                   3,973          3,106
   Common stock subscribed                        -          1,316,230
   Additional paid-in capital                 9,990,370      7,933,759
   Accumulated deficit                       (8,646,496)    (7,789,523)
   Less treasury stock                          (10,860)        -
   Less stock subscriptions                       -           (866,250)
                                             -----------   ------------
                                              1,336,987        597,322
                                             -----------   ------------
                                             $3,351,452     $2,721,583
                                             ===========   ============

                                      -3-

                           LOTTOWORLD, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                              (Unaudited)

                                                            1996           1995
                                                         -----------   ------------
Sales revenue                                              $246,266        $37,596
                                                         -----------   ------------

Operating expenses:
   Production, distribution and editorial                   410,551        274,202
   Circulation                                              265,734        142,147
   Advertising, promotion and business development          133,508        115,954
   Selling, general and administrative                      317,869        339,249
                                                         -----------   ------------
                                                          1,127,662        871,552
                                                         -----------   ------------

Operating (loss)                                           (881,396)      (833,956)
                                                         -----------   ------------

Other income (expense):
   Interest income                                           25,442         15,063
   Interest expense                                          (1,019)       (12,597)
                                                         -----------   ------------
                                                             24,423          2,466
                                                         -----------   ------------

Net (loss)                                                ($856,973)     ($831,490)
                                                         ===========   ============

Net (loss) per common share                                  ($0.26)        ($0.40)
                                                         ===========   ============

Weighted average number of common shares outstanding      3,357,689      2,576,152
                                                         ===========   ============


                           LOTTOWORLD, INC.
                           CONDENSED STATEMENT OF COMMON SHAREHOLDERS'  EQUITY
(DEFICIT)

                                                              Common    Additional               Common                 Total
                                                   Common      Stock     Paid-in   Accumulated    Stock     Treasury  Shareholders
                                                    Stock   Subscribed   Capital    (Deficit)  Subscriptions Stock      Equity
                                                 --------------------------------------------------------------------------------
Balance, December 31, 1994                        $  1,885 $       -    $ 2,095,394 ($2,094,330) $      -    $    -   $     2,949

   Common stock issued (1,221,090 shares)            1,221         -      5,838,365          -          -         -     5,839,586
   Stock subscriptions                                  -    1,316,230           -           -    (866,250)       -       449,980
   Dividend distributions                               -          -             -     (100,002)        -         -      (100,002)
   Net (loss)                                           -          -             -   (5,595,191)        -         -    (5,595,191)
                                                 --------------------------------------------------------------------------------
Balance, December 31, 1995                           3,106   1,316,230    7,933,759  (7,789,523)  (866,250)       -       597,322

  Common stock (867,500 shares) (unaudited)            867  (1,316,230)   2,056,611          -     866,250        -     1,607,498
  Purchase of stock for treasury (3,000 shares)
    (Unaudited)                                                                                              (10,860)     (10,860)
  Net (loss) (Unaudited)                                -           -            -     (856,973)        -         -      (856,973)
                                                 --------------------------------------------------------------------------------
Balance, March 31, 1996 (Unaudited)               $  3,973 $        0  $ 9,990,370 ($8,646,496)  $   0      ($10,860) $ 1,336,987
                                                 ================================================================================


                           LOTTOWORLD, INC.

                      CONDENSED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                              (Unaudited)

                                                1996           1995
                                             -----------   ------------
   Net cash (used in) operating activites    ($1,522,807)  ($1,901,218)
                                             -----------   ------------
Cash Flows (Used In) Investing Activities
   Purchase of furniture and equipment          (21,099)       (97,325)
                                             -----------   ------------

Cash Flows From Financing Activities
   Issuance on long-term notes payable           (4,167)     1,000,020
   Issuance of common stock                   1,607,498      4,565,551
   Purchase of treasury stock                   (10,860)
                                             -----------   ------------
                                              1,592,471      5,565,571
                                             -----------   ------------

   Net increase in cash                          48,565      3,567,028

Cash

   Beginning                                  1,318,983      1,061,855
                                             -----------   ------------
   Ending                                    $1,367,548     $4,628,883
                                             ===========   ============


                           LOTTOWORLD, INC.


               NOTES TO CONDENSED FINANCIAL STATEMENTS



(1) The unaudited financial statements and the related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying financial statements and related notes should be read in conjunction with the audited financial statements of the Company, and notes thereto, for the year ended December 31, 1995.

     The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented.

(2) The net (loss) per common share amounts are computed using the weighted average number of common shares outstanding during the periods.

(3) The Company had an initial public offering of its common stock and on March 3, 1995 and March 31, 1995 sold 685,000 and 102,750 shares respectively.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations


     The loss for the three months ended March 31, 1996 and 1995 are $(857,000) and $(831,000) respectively before dividends paid to preferred shareholders.

     The Company declared a dividend in the amount of $.15 per share for record holders of its Series A Convertible Preferred Stock as of the close of business on March 31, 1996 payable on May 31, 1996.

     The Company expects newsstand revenues to increase as a result of the promotion of the "Lucky 7 Prepack" for display at grocery store service counters and non-traditional magazine outlets. This promotion has already placed over 3,500 Prepacks at wholesalers throughout the Northeast United States.

     The Company expects to generate the major portion of its revenues through the sale of advertising in the controlled circulation magazines it will be publishing. The Company expects this advertising to begin in the fourth quarter of 1996.

Liquidity and Capital Resources


     The Company believes that its capital resources on hand at March 31, 1996, together with the above private placement and the expected revenues from sales, will not be sufficient to satisfy its working capital requirements for the next 12 months.

    The Company anticipates that it will require additional financing of $1,000,000 and is currently exploring various options available for this financing and is confident it will be able to obtain said financing.

PART II.  Other Information


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibit 11:    Computation of net (loss) per share of
                              Common Stock - not required

          (b)  Exhibit 27:    Financial Data Schedule

          (c) The Registrant did not file a Form 8-K during the quarter ended March 31, 1996.




                            SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   LOTTOWORLD, INC.
DATED:  May 15, 1996               s/ Stuart Dubow
                                   -----------------------
                                   Stuart Dubow
                                   Chief Financial Officer





DATED: May 15, 1996                 s/ Stuart Dubow
                                    ----------------------
                                    Stuart Dubow
                                    Chief Financial Officer