Form 10KSB/A
period 1995-12-31
LOTTOWORLD INC
filed 1996-07-19
CIK 928403

- --------------------------------------------------------------------------------
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
(Mark One)
  x         AMENDED ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
  -                   THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1995

  -         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
             For the transition period from _______ to _____________

                         Commission file number: 0-25624

                                LOTTOWORLD, INC.
             (Exact name of registrant as specified in its charter)
                          -----------------------------
            Florida                                         65-0399794
   (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                       Identification No.)

      2150 Goodlette Road
           Suite 200
        Naples, Florida                                        34102
(Address of principal executive offices)                    (Zip Code)

       Registrant's telephone number, including area code: (941) 643-1677
                           ---------------------------
        Securities registered pursuant to Section 12(b) of the Act: None
                           ---------------------------
   Securities registered pursuant to Section 12(g) of the Act: Common Stock,
                                                                $.001 par value
       Name of each exchange on which registered: The NASDAQ Stock Market

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
         ---   ----
Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A.
          ---
Issuer's revenue for the most recent fiscal year are $797,466. The number of common shares outstanding on March 25, 1996, was 3,573,522. The aggregate market value of the voting stock held by non-affiliates, based on the closing NASDAQ sale price on March 25, 1996 was $10,770,527.

                  DOCUMENTS INCORPORATED BY REFERENCE
Portions of the at LottoWorld, Inc. 1996 Notice of Annual Meeting of Stockholders and Proxy Statement, to be filed with the Securities and exchange Commission within 120 days after the close of the Registrant's fiscal year are incorporated by reference in Part III

           Transitional Small Business Disclosure Format: Yes    No  X
                                                             ---    ---
                                       1

                            LottoWorld, Inc.
            Index to Amended Annual Report on Form 10-KSB/A
           Filed with the Securities and Exchange Commission
                      Year ended December 31, 1995

                         Items in Form 10-KSB/A

                                                                          Page
                                                                          ----
Facing Page                                                                 1

Part II

      Item 6.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.....................  3

Signatures................................................................  10

Financial Statements

                                Part II

Item 6.

      Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

      The statements contained in this filing that are not historical facts are forward-looking statements. Actual results may differ materially from those projections in the forward-looking statements. These forward-looking statements involve risks and uncertainties including, without limitation, those mentioned in previous filings with the Securities Exchange Commission under "Risk Factors". The Company cannot assure that it will be able to anticipate or respond timely to changes in any of the risk factors mentioned above, which could adversely affect operating results in one or more fiscal quarters. Results of operations in any past period should not be considered indicative of the results to be expected for future periods. Fluctuations in operating results may also result in fluctuations in the price of the Company's common stock.

      The following discussion should be read in conjunction with the Financial Statements and the Notes thereto appearing elsewhere in Form 10-KSB/A.

      The Company had operating revenues of $189,000; operating expenses of $1,935,000; an operating loss of $1,746,000; and a net loss of $1,756,000 for the year ended December 31, 1994. This loss was attributable to expansion of the Company's professional staff, increased office space in Naples, Florida and the opening of a New York City advertising office. The loss per share for the year was $.93.

      For the year ended December 31, 1995, the Company had operating revenues of $797,000; operating expenses of $6,439,000; an operating loss of $5,641,000; and a net loss of $5,595,000. The loss per share was $2.21. The Company attributes approximately $1,327,000 of production; $1,000,000 of distribution, marketing and merchandising; and $750,000 of promotion expense to be associated with the failure to timely place LottoWorld(R) magazine in retail sales locations because pockets were not properly prepared to accept delivery of the magazine.

      The Company, through its efforts to increase circulation and to manage the newsstand distribution of the magazine, expects operating revenues to increase in 1996 as a result of increased newsstand, advertising and ancillary revenues.

      Newsstand sales are expected to increase as a result of the promotion of the Lucky 7 Prepack for display at grocery store service counters and non-traditional magazine outlets. This promotion has already placed over 2,500 Lucky 7 Prepack at wholesalers throughout the Northeast United Sates.

      The Company expects to generate the major portion of its revenue through the sale of advertising in the controlled circulation magazines it will be publishing. The Company anticipates the sale of advertising to be the leading source of it's revenues in 1996 and firmly believes it will be able to sell sufficient advertising to make the controlled circulation magazines successful.

      The Company expects to begin renting its list of subscribers during the second quarter and has entered into an agreement with a List Rental Manager to develop this stream of revenues. The Company anticipates receiving revenues of approximately $1 per subscriber per year. In addition, the Company feels it will experience an increase in advertising due to the increase in circulation and the ancillary revenues of $.45 per subscriber per month is expected to continue.

      The Company prints a sufficient number of each issue of the magazine to supply each retail location, each subscriber and additional copies for promotional and office use. The number of copies ordered from the printer for retail sales locations is dependent on data the Company receives from vendors representing the number of retail locations available to receive magazines for display and sale to the public. Based on preliminary sales data and on-site surveys of retail locations indicated by vendors to be available to display and sell the magazine, it was apparent in August 1995, that the Company had been supplied inaccurate data. As a result of being supplied data which indicated a greater number of retail locations available for retail display than were actually present, the Company printed an excessive number of magazines for each issue in June, July and August 1995. In response to this information, the Company reduced the frequency of issues from bi-weekly to monthly and the number of copies printed for each edition from approximately 400,000 copies to approximately 210,000 copies.

      The effect of printing a large number of copies for each issue of the magazine that were never offered for retail sale resulted in the Company spending a significant amount of operating cash without experiencing sales revenue from magazine sales. In response to this situation and in attempt to conserve remaining capital and increase revenue, the Company adopted a new strategic plan that significantly reduced expenditures, (including the lay-off of six (6) employees and an across the board 15% salary reduction), set future magazine print orders to verified pocket availability, reduced the frequency of the magazine from every two weeks to every month, initiated a Lucky 7 Prepack retail sales program, accelerated development of a controlled circulation magazine to be published in cooperation with State Lotteries and began negotiations with Publishers Clearing House and other national companies to begin a subscription marketing program.

      It is anticipated that reducing the frequency of the magazine from every two weeks to every month and reducing the actual number of magazines printed for each issue will significantly reduce printing costs without materially reducing revenue from retail sales because the Company will be printing only enough magazines as required to fill truly existing retail sales displays. The Company projects revenue from retail magazine sales to remain constant or increase as the number of verified retail display pockets increase and as a result of promotion of the Lucky 7 Prepack display at grocery store service counters and non-traditional magazine outlets.

      In addition, the new strategic plan calls for accelerated development of a controlled circulation magazine to be published in cooperation with State Lotteries and expansion of subscription sales of the magazine.

      The controlled circulation magazine concept has been discussed with over fifteen (15) state lotteries and each have expressed interest and desire to participate in the program. The New York Lottery has indicated a strong desire to proceed in conjunction with the Company to publish a magazine dedicated specifically to New York lottery players. The Company anticipates circulation of a New York lottery magazine may exceed 1,000,000 copies monthly with monthly circulation of other state specific magazines possibly exceeding 2,500,000 copies per month by year end 1996. The Company anticipates substantial revenue associated with publication of state specific magazines exclusively from the sale of advertising.

      With respect to  expansion  of  subscription  sales of the  magazine,  the
Company has agreed to participate in the Publishers Clearing House ("PCH") spring 1996, national sweepstakes mailing. Depending on the particular type and number of mailings sent by PCH, PCH estimates new subscribers to LottoWorld(R) magazine may increase between 50,000 to 150,000 per mailing. The Company is in the process of negotiating with other national companies to initiate similar subscription marketing programs. Advantages of subscription sales include prepayment of magazine sales, known printing requirements and reduced distribution expenses. The Company plans to regularly participate in national and regional subscription sales campaigns in the future.

      The immediate effect of instituting the new strategic plan should be to reduce total monthly cash expenditures by reducing the number of employees, salary reductions for remaining employees and the elimination of excess copies of the magazine printed each month without reducing revenue or impacting the publication of any magazine. As implementation of the new strategic plan takes effect, the Company plans to reinstate salary reductions and hire additional employees as may be necessary to expand publication of magazines associated with specific state lotteries. Although the Company anticipates a substantial expansion of operations as a result of increasing subscription sales and the publication of state specific lottery magazines, plans to expand operations are wholly dependent on acceptance by state lottery authorities of the Company's state specific magazine concept and participation in successful direct mail and sweepstakes subscription campaigns, the certainty of which is unknown.

      The effect of the Distribution Contract with ICD/Hearst and the Marketing Contract entered into with TDS were to provide the Company with a means of achieving its national roll-out of LottoWorld(R) magazine. ICD/Hearst was responsible for billing and collecting from the wholesalers, and assumed all costs associated therewith. TDS was to provide merchandising services such as obtaining checkout displays, maintaining the magazine in the checkout displays, removing unauthorized magazines from checkout pockets which display the LottoWorld(R) logo, and to provide the Company with store reports or "checks" detailing and comparing displays and sales reports among various magazines for each issue of LottoWorld(R). In February 1996, the Company renewed its contract with ICD/Hearst to provide services similar to the Distribution Contract as well as some additional services previously provided by TDS. The term of the ICD/Hearst agreement is for a period of two years. The Company did not renew the Marketing Contract with TDS. The new strategic plan of the Company places less emphasis on checkout counter sales then in the past while expanding subscription sales. As a result, the Company's dependence on ICD/Hearst to facilitate magazine sales is substantially reduced.

      The Statement of Operations indicates the substantial financial effects associated with the national roll-out of LottoWorld(R) magazine in June 1995. Primarily based on an increased number of retail sales locations for the magazine, sales revenue increased from $189,478 at year end 1994 to $797,466, or 320% for year end 1995. Offsetting sales revenue, operating expenses illustrate the extent of costs associated with printing an excessive number of magazines than were actually necessary to fill existing retail display pockets. Based on vendor data which indicated retail display pocket availability, the Company incurred Production, Distribution and Editorial expenses 253% greater than for the one year period ending December 31, 1995, than for the same period in 1994; Circulation expenses 1,253% greater than for the one year period ending December 31, 1995, than for the same period in 1994; Advertising, Promotion and Business Development expenses 255% greater than for the one year period ending December 31, 1995, than for the same period in 1994; while Selling, General and Administrative expenses increased 67% for the one year period ending December 31, 1995, than for the same period in 1994. The result of such large operating expenses caused the Company to report a 1995 net loss of $5,595,191 or 218% greater than reported for 1994. The Company believes the receipt of inaccurate vendor data as to the number of available retail display pockets was an unusual and non-recurring event which had a material adverse effect on 1995 operating revenues. The Company has taken substantial strategic actions, such as reducing reliance on vendor retail reports, increasing subscription sales, expanding the state lottery sponsored magazines program and printing only enough magazines for retail display sufficient to fill verified display pockets. The above actions should have a material favorable impact on sales revenue and operating expenditures during 1996.

      Interest income and interest expense each increased materially in 1995. Interest income increased by over 3,526% to $133,727, primarily from interest earned on capital raised by the Company through the sale of common stock in

March 1995. During this same period, interest expense increased 550% to $87,609. Of the total interest expense of $87,609, $80,000 was paid on the $1,000,020 face amount 12% secured subordinated promissory notes issued by the Company in March 1995. These promissory notes were converted to common stock of the Company in November 1995, and as such the Company does not anticipate significant interest expense in 1996, absent the issuance of new debt obligations. Conversely, absent the sale of securities during 1996, some portion of which is retained and invested in interest bearing instruments, the Company does not anticipate the receipt of a significant amount of interest income in 1996.


Liquidity and Capital Resources:


      During the year ended December 31, 1994, the Company issued 166,670 shares of redeemable convertible preferred stock for a total consideration of $1,000,020. This stock pays an annual cumulative dividend of $.60 per share and is convertible into common stock on a one for one share basis. The preferred stock is subject to mandatory redemption at $6.00 per share for any shares of convertible preferred stock which remains outstanding on December 15, 1998. Pursuant to terms and conditions under which the Company issued the preferred stock, during the period that any preferred shares remain outstanding, the Company shall keep on deposit at First Bank National Association, Minneapolis, Minnesota, the sum of $6.00 for each share of outstanding preferred stock.

      The following table represents the capital resources of the Company:

                                                             December 31
                                                             -----------
                                                        1995             1994
                                                   -----------------------------

Current Assets                                     $ 1,155,209      $   133,031
Current Liabilities                                  1,099,191          238,935
                                                   -----------------------------
      Working Capital (Deficiency)                 $    56,018      $  (105,904)
                                                   -----------------------------

Common Shareholders' Equity
      Common stock                                 $     3,106            1,885
      Common stock subscribed                        1,316,230             --
      Additional paid-in capital                     7,933,759        2,095,394
      Accumulated deficit                           (7,789,523)      (2,094,330)
      Less unpaid stock subscriptions                 (866,250)            --
                                                   -----------------------------
                                                   $   597,322      $ 1,241,904
                                                   -----------------------------

      The Company used more cash in operating activities during 1995 than during 1994 due to a larger loss and increased current assets partially off-set by increased current liabilities. The Company received cash during 1995 from the sale of common stock, mainly through an Initial Public Offering of the Company's common stock on March 10, 1995 and the proceeds from secured subordinated promissory notes from two of the Company's officers. On November 10, 1995, these officers, Dennis B. Schroeder and A. Richard Holman, the Chief Executive Officer and President respectively, exchanged an aggregate amount of $1,000,020 of the Company's secured subordinated promissory notes for an aggregate of 333,340 shares of the Company's $.001 common stock. The Company additionally purchased wire magazine racks, equipment and furniture totaling $411,000 which appears to meet the Company's need for 1996 without any further major capital expenditures.

      In two private transactions, on March 12, 1996, the Company sold 180,000 shares and on June 28, 1996, the Company sold 1,188,164 shares of its $.001 par value common stock. The net proceeds to the Company from these transactions were $2,325,882. The following table sets forth at December 31, 1995; (i) the total assets and the capitalization of the Company; and (ii) the pro-forma capitalization to give effect to the transactions:

                                                     at December 31, 1995
                                                     --------------------
                                                     Actual          Pro-forma
                                                 -------------------------------
Total assets                                     $  2,721,583      $  5,047,465

Long-Term Debt, less current maturities          $     25,050      $     25,050

Redeemable convertible preferred stock           $  1,000,020      $  1,000,020

Common Shareholders' Equity
      Common stock                               $      3,106      $      4,474
      Common stock subscribed                       1,316,230         1,316,230
      Additional paid in capital                    7,933,759        10,258,273
      Accumulated deficit                          (7,789,523)       (7,789,523)
      Less stock subscriptions                       (866,250)         (866,250)
                                                 -------------------------------
                                                 $    597,322      $  2,923,204
                                                 -------------------------------

      The Company believes that its capital resources on hand at December 31, 1995, together with the above private transaction and the expected revenues from sales, will be sufficient to satisfy its working capital requirements for the next 12 months.


Government Regulation

      Lotteries, and activities associated therewith such as promotion, are subject to regulation under federal laws and by each state which conducts a lottery. For example, all states have prohibitions on the sale of lottery tickets for more than face value and the sale of lottery tickets from other states' lotteries. LottoWorld(R) provides information concerning the legal lotteries of various states, as well as advice on strategies for participating in such lotteries. While the Company does not believe that its magazine contravenes such prohibitions, the application of such regulation is subject to the interpretation by, and enforcement policy of, each state's lottery commission and/or attorney general. The Company actively attempts to comply with all applicable laws and has no knowledge of any regulatory action that has been taken or threatened that would impact the activities of the Company. Nevertheless, there can be no assurance that such regulatory action could not be taken. Any regulatory action could have a material effect upon the Company's business.

                               SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                    LottoWorld, Inc.

                                    By:/s/A. Richard Holman
                                       ------------------------------
                                          A. Richard Holman
                                          President


                                    By:/s/Stuart Dubow
                                       ------------------------------
                                          Stuart Dubow
                                          Chief Financial Officer

                                    Date:  July 17, 1996

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and the dates indicated.


/s/Dennis B. Schroeder                                      Date:  July 17, 1996
- --------------------------------------------
Dennis B. Schroeder, Chief Executive Officer
and a director


/s/A. Richard Holman                                        Date: July 17, 1996
- --------------------------------------------
A. Richard Holman, President and a director


/s/James D. Cullen                                          Date: July 17, 1996
- --------------------------------------------
James D. Cullen, a director


                                 INDEX TO FINANCIAL STATEMENTS

- -------------------------------------------------------------------------------------------------
INDEPENDENT AUDITOR'S REPORT                                                               F - 2
- -------------------------------------------------------------------------------------------------
FINANCIAL STATEMENTS

   Balance sheets as of December 31, 1995 and 1994                                         F - 3

   Statements of operations for the years ended December 31, 1995 and 1994                 F - 4

   Statements of common shareholder's equity for the years ended December 31,
      1995 and 1994                                                                 F - 5 - F - 6

   Statements of cash flows for the years ended December 31, 1995 and 1994                 F - 7

   Notes to financial statements                                                  F - 8 - F - 13
- -------------------------------------------------------------------------------------------------

                          McGLADREY & PULLEN, LLP
                          -----------------------
                  Certified Public Accountants and Consultants



                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholders
LottoWorld,  INC.
Naples, Florida

We have audited the accompanying balance sheets of LottoWorld, Inc. as of December 31, 1995 and 1994, and the related statements of operations, common shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LottoWorld, Inc. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has suffered recurring losses from operations. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Notes 8 and 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                              /s/McGLADREY & PULLEN, LLP

Naples, Florida
March 15, 1996

LOTTOWORLD, INC.


BALANCE SHEETS
December 31, 1995 and 1994


ASSETS                                                                 1995         1994
- ---------------------------------------------------------------------------------------------
Current Assets
   Cash and cash equivalents                                       $   318,963    $    61,835
   Accounts receivable, less allowance for doubtful accounts
      1995 $65,800; 1994 $-0-                                          159,479         68,861
   Stock subscriptions receivable (Note 4)                             449,980           --
   Accounts receivable, officers                                        58,375           --
   Prepaid expenses                                                    168,412          2,340
                                                                   -----------    -----------
              Total current assets                                   1,155,209        133,036
Restricted Cash, redeemable convertible preferred stock (Note 3)     1,000,020      1,000,020
Furniture, Fixtures and Equipment, less accumulated depreciation
   1995 $106,050; 1994 $10,786 (Note 2)                                556,253        100,281
Other Assets                                                            10,101          8,567
                                                                   -----------    -----------
                                                                   $ 2,721,583    $ 1,241,904
                                                                   ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
   Current maturities of long-term debt (Note 2)                   $    16,667    $      --
   Accounts payable                                                    851,673        151,017
   Accrued expenses                                                     56,302         27,265
   Deferred revenue                                                    149,549         60,653
   Dividends payable                                                    25,000           --
                                                                   -----------    -----------
              Total current liabilities                              1,099,191        238,935
                                                                   -----------    -----------
Long-Term Debt, less current maturities (Note 2)                        25,050           --
                                                                   -----------    -----------
Commitments (Note 6)
Redeemable convertible preferred stock, $.01 par value, 250,000 shares authorized, 166,670 shares issued and outstanding
   (Note 3)                                                          1,000,020      1,000,020
                                                                   -----------    -----------
Common Shareholders' Equity
   Common stock, $.001 par value, 10,000,000 shares authorized;
      3,106,022 and 1,884,932 shares issued and outstanding              3,106          1,885
   Common stock subscribed, 637,500 shares (Note 4)                  1,316,230           --
   Additional paid-in capital                                        7,933,759      2,095,394
   Accumulated deficit                                              (7,789,523)    (2,094,330)
   Less subscriptions for 387,500 shares (Note 4)                     (866,250)          --
                                                                   -----------    -----------
                                                                       597,322          2,949
                                                                   -----------    -----------
                                                                   $ 2,721,583    $ 1,241,904
                                                                   ===========    ===========

See Notes to Financial Statements.

LOTTOWORLD, INC.


STATEMENTS OF OPERATIONS
Years Ended December 31, 1995 and 1994


                                                             1995             1994
- ---------------------------------------------------------------------------------------
Revenue:
   Magazine sales                                     $      387,123    $     156,543
   Advertising                                               280,657           21,886
   Other                                                     129,686           11,049
                                                      --------------------------------
                                                             797,466          189,478
                                                      --------------------------------
Operating expenses:
   Production, distribution and editorial                  2,500,252          707,211
   Circulation                                             1,331,594           98,390
   Advertising, promotion and business development         1,354,530          381,451
   Selling, general and administrative                     1,252,399          748,303
                                                      --------------------------------
                                                           6,438,775        1,935,355
                                                      --------------------------------
              Operating (loss)                           (5,641,309)      (1,745,877)
                                                      --------------------------------
Other income (expense):
   Interest income                                           133,727            3,687
   Interest expense                                         (87,609)         (13,469)
                                                      --------------------------------
                                                              46,118          (9,782)
                                                      --------------------------------
              Net (loss)                              $  (5,595,191)    $ (1,755,659)
                                                      --------------------------------
Net (loss) per common share                           $       (2.21)    $      (0.93)
                                                      --------------------------------
Weighted average number of common shares outstanding       2,576,152        1,884,932
                                                      --------------------------------

See Notes to Financial Statements.

LOTTOWORLD, INC.


STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
Years Ended December 31, 1995 and 1994


                                                                Common     Additional
                                                    Common       Stock       Paid-in
                                                    Stock     Subscribed     Capital
- --------------------------------------------------------------------------------------
Balance, December 31, 1993                   $      1,270  $          -   $    308,730
   Common stock issued (614,932 shares)               615             -      1,786,664
      Net (loss)                                       -              -             -
                                             -----------------------------------------
Balance, December 31, 1994                          1,885             -      2,095,394
   Common stock issued (1,221,090 shares)           1,221             -      5,838,365
   Stock subscriptions (Note 4)                        -       1,316,230            -
   Dividend distributions                              -              -             -
   Net (loss)                                          -              -             -
                                             -----------------------------------------
Balance, December 31, 1995                   $      3,106  $   1,316,230  $  7,933,759
                                             =========================================


                       Common               Total
Accumulated             Stock           Shareholders'
(Deficit)           Subscriptions          Equity
- ---------------------------------------------------
$       (338,671)   $           -     $     (28,671)
              -                 -         1,787,279
      (1,755,659)               -        (1,755,659)
- ---------------------------------------------------
      (2,094,330)               -             2,949
              -                 -         5,839,586
              -           (866,250)         449,980
        (100,002)               -          (100,002)
      (5,595,191)               -        (5,595,191)
- ---------------------------------------------------
$     (7,789,523)   $    (866,250)    $     597,322
===================================================

LOTTOWORLD, INC.


STATEMENTS OF CASH FLOWS
Years Ended December 31, 1995 and 1994


1994
                                                                                    1995            1994
- ------------------------------------------------------------------------------------------------------------
 Cash Flows From Operating Activities
   Net (loss)                                                              $    (5,595,191)    $ (1,755,659)
   Adjustments to reconcile net (loss) to net cash
      net cash (used in) operating activities:
      Depreciation                                                                  96,108           10,786
      Changes in assets and liabilities:
        (Increase) decrease in:
           Accounts receivable                                                     (90,618)         (50,170)
           Accounts receivable - officers                                          (58,375)
           Prepaid expenses                                                       (166,072)          47,812
           Other assets                                                             (1,534)          (8,567)
        Increase in:
           Accounts payable and accrued expenses                                   588,624          157,876
           Deferred revenue                                                         88,896           56,849
                                                                           ----------------------------------
              Net cash (used in) operating activities                           (5,138,162)      (1,541,073)
                                                                           ----------------------------------
 Cash Flows From Investing Activities
   Purchase of furniture and equipment                                            (411,011)        (111,067)
   Increase in restricted cash                                                          -        (1,000,020)
                                                                           ----------------------------------
              Net cash (used in) investing activities                             (411,011)      (1,111,087)
                                                                           ----------------------------------
 Cash Flows From Financing Activities
   Proceeds from long-term debt                                                     50,000               -
   Proceeds from secured subordinated promissory notes from officers             1,000,020               -
   Principal payments on long-term debt                                             (8,283)              -
   Proceeds from issuance of common stock                                        4,839,566        1,612,279
   Issuance of redeemable convertible preferred stock                                  -          1,000,020
   Dividends paid on redeemable convertible preferred stock                        (75,002)              -
                                                                           ---------------------------------
              Net cash provided by financing activities                          5,806,301        2,612,299
                                                                           ---------------------------------
              Net increase (decrease) in cash and cash equivalents                 257,128          (39,861)
Cash and cash equivalents:
   Beginning                                                                        61,835          101,696
                                                                           ---------------------------------
   Ending                                                                  $       318,963    $      61,835
                                                                           =================================
Supplemental Disclosure of Cash Flow Information
   Cash payments for interest                                              $        89,421    $      11,657
                                                                           =================================
Supplemental Schedule of Noncash Investing and Financing Activities
   Notes payable converted to common stock                                 $      1,000,020    $    175,000
                                                                           =================================
   Furniture and equipment acquired through accounts payable               $        141,069    $          -
                                                                           =================================
   Dividends payable                                                       $         25,000    $          -
                                                                           =================================

See Notes to Financial Statements.

LOTTOWORLD, INC.

NOTES TO FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------
NOTE 1.  NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS: The Company's principal business is the publishing and distribution of a magazine ("LottoWorld(R)") that reports on legally operated state lotteries throughout the United States and Canada. On May 15, 1995 the Company changed its name to LottoWorld, Inc. from Dynamic World Distributors, Inc.

A summary of the Company's significant accounting policies follows:

ACCOUNTING ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION: Magazine sales, less provisions for estimated returns, are recorded at the time of shipment. Provisions for estimated returns are based on the Company's actual experience. Magazine subscription sales are deferred and recognized ratably over the subscription period. Advertising revenue is recognized upon publication of the advertisement.

FAIR VALUE OF FINANCIAL INSTRUMENTS: Cash and cash equivalents, accounts receivable, stock subscriptions receivable, accounts receivable - officers, accounts payable and dividends payable are reflected in the financial statements at fair value because of the rapid turnover of those instruments. The Company's long-term debt is reflected in the financial statements at fair value based on the borrowing rates currently available to the Company for loans with similar terms and maturities.

CASH AND CASH EQUIVALENTS: For purposes of reporting cash flows, the Company considers money market funds to be cash equivalents. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally-insured limits. The Company has not experienced any losses on such accounts. The Company believes it is not exposed to any significant credit risk on cash.

FURNITURE, FIXTURES AND EQUIPMENT: Furniture, fixtures and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of five to seven years.

INCOME TAXES: Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

NET (LOSS) PER COMMON SHARE: The net (loss) per common share amounts are computed using the weighted average number of common shares outstanding during the period after giving retroactive effect to the stock issued during 1994 as if issued at the inception of the Company and the effect of the convertible preferred stock dividend requirement.
                                     F - 8

LOTTOWORLD, INC.

NOTES TO FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------
NOTE 1.  NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENTLY ISSUED ACCOUNTING STANDARD: In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which establishes new standards for stock-based employee compensation plans. The Statement establishes a fair-value-based method of accounting for stock-based compensation plans and encourages, but does not require, entities to adopt that method in place of APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, for all arrangements under which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of its stock. Entities that elect to continue under Opinion No. 25 must disclose pro forma net income (and earnings per share) for all years presented as if Statement No. 123 had been adopted.

The Company does not intend to adopt Statement No. 123 in measuring expense, however it must present the pro forma disclosures beginning in 1996, and those pro forma amounts will likely reflect higher compensation expense than the amounts shown in future statements of operations.

NOTE 2.  LONG-TERM DEBT

Long-term debt as of December 31, 1995 consisted of a note payable to a bank payable in monthly installments of $1,389, plus interest at prime plus 2%, with final payment due in June 1998 and collateralized by equipment. Minimum principal payments required on long-term debt as of December 31, 1995 are as follows:

Year Ending
December 31,                                                          Amount
- --------------------------------------------------------------------------------
1996                                                              $      16,667
1997                                                                     16,667
1998                                                                      8,383
                                                                  --------------
                                                                  $      41,717
                                                                  ==============

NOTE 3.  REDEEMABLE CONVERTIBLE PREFERRED STOCK

During the year ended December 31, 1994, the Company issued 166,670 shares of mandatorily redeemable convertible preferred stock for total consideration of $1,000,020. This stock pays an annual cumulative dividend of $.60 per share and is convertible into common stock on a one for one share basis. The preferred stock is subject to mandatory redemption at $6.00 per share for any shares of convertible preferred stock which remain outstanding on December 15, 1998.

LOTTOWORLD, INC.

NOTES TO FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

NOTE 4.   COMMON SHAREHOLDERS' EQUITY, STOCK OPTIONS AND WARRANTS

COMMON STOCK TRANSACTIONS: On March 10, 1995 and March 17, 1995 for the overallotment option, the Company issued 787,750 shares of common stock for total consideration of $4,592,086, net of offering costs and commissions, resulting from the initial public offering on Form SB-2 at $7.00 per share. The Company also issued 433,340 shares of common stock during 1995 for total net proceeds of $1,247,500 resulting from a private placement of its stock and conversion of debt to equity, as more fully described in Note 8, at prices ranging from $2.75 to $3.00 per share. In addition, in December 1995, stock subscriptions for 637,500 shares were issued to entities unrelated to the Company for net proceeds of $1,316,230 at prices ranging from $2.00 to $2.75 per share. The Company received $449,980 on January 26, 1996 for 250,000 of the shares subscribed. Subscriptions for the remaining 387,500 shares have not been collected and therefore are reflected as a reduction of common stockholders' equity.

During the year ended December 31, 1994, the Company issued 614,932 shares of common stock for total consideration of $1,787,279 representing exercises of stock options, conversion of debt to equity and exempt sales. The prices paid ranged from $1.00 per share to $4.75 per share. In connection with these transactions, warrants to purchase 275,000 shares at $4.75 per share were issued. These warrants expire five years from the issuance date.

STOCK OPTIONS: The Company adopted a stock option plan in 1993 for the grant of options to certain key employees, consultants and directors. In March 1995, the stock option plan was amended whereby the number of shares authorized for issuance was increased from 100,000 shares to 350,000 shares. Option prices may not be less than the fair market value at the date of the grant. In addition to the stock option plan, the Company has granted options to certain key employees and consultants.

Information regarding stock options is summarized below:

                                                              Stock      Other
                                                              Option     Stock
                                                               Plan     Options
                                                         ----------------------
Shares under option:
   Outstanding and exercisable as of December 31, 1993         10,000    95,000
   Granted                                                         -    165,000
   Exercised                                                   (3,332)       -
   Canceled                                                    (1,668)       -
                                                         ----------------------
   Outstanding and exercisable as of December 31, 1994          5,000   260,000
   Granted                                                    115,168    86,000
   Exercised                                                       -         -
   Canceled                                                   (11,000)  (10,000)
                                                         ----------------------
   Outstanding and exercisable as of December 31, 1995        109,168   336,000
                                                         ======================

LOTTOWORLD, INC.

NOTES TO FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

NOTE 4.   COMMON SHAREHOLDERS' EQUITY, STOCK OPTIONS AND WARRANTS (CONTINUED)

                                                    Stock            Other
                                                    Option           Stock
                                                     Plan           Options
                                               --------------------------------
Option price per share:
   As of December 31, 1994                          $1.00        $1.50 - $7.00
   As of December 31, 1995                      $1.00 - $10.00   $1.50 - $10.00
Expiration date:
   As of December 31, 1994                           1997         1997 - 1998
   As of December 31, 1995                       1997 - 1999      1998 - 1999

In February 1996, the Company canceled options to purchase 104,168 shares of common stock under the stock option plan and canceled other stock options for 121,000 shares of common stock. At that time, the Company also granted stock options for 139,168 shares of common stock under the stock option plan, exercisable at $5.00 to $5.50 per share with expiration dates in 1997 and 1998. The Company also granted other stock options for 255,000 shares of common stock which are exercisable at $5.00 per share with expiration dates in 1998.


NOTE 5.   INCOME TAXES

Effective in April 1994 the Company's Subchapter S election was terminated. No provision for income taxes is reflected in the statements of operations for the years ended December 31, 1995 and 1994 due to losses incurred. Deferred income taxes related to net operating loss carryforwards have not been recognized due to uncertainty of realization. The net operating losses from 1994 and 1995 expire as follows:

Year Incurred                             Year Expires               Amount
- ------------------------------------------------------------------------------
1994                                      2009               $        227,050
1995                                      2010                      5,676,479
                                                             -----------------
Net operating loss carryforward                              $      5,903,529
                                                             =================

The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three-year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

LOTTOWORLD, INC.

NOTES TO FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

NOTE 6.    COMMITMENTS

OPERATING LEASES: The Company leases office space under operating leases which expire on January 31, 1999. In accordance with these leases, the Company paid no rent for a 6-month period during the initial year of the lease. Rental expense is recognized on a straight-line basis over the lease term.

As of December 31, 1995, future minimum rental payments required under all leases with initial or remaining terms in excess of one year are as follows:

Year Ending
December 31,                                                          Amount
- -----------------------------------------------------------------------------
1996                                                         $        166,176
1997                                                                  166,176
1998                                                                  166,176
1999                                                                   13,848
                                                             -----------------
                                                             $        512,376
                                                             =================

Rent expense amounted to $131,800 and $86,161 for the years ended December 31, 1995 and 1994, respectively.

NATIONAL DISTRIBUTION: The Company has an agreement with International Circulation Distributors - The Hearst Corporation ("Hearst") for the national distribution of LottoWorld(R) which expires February 1998. The agreement as amended, requires a payment of $500,000 in 1995 and payments of $75,000 and $125,000 in 1996 and 1997, respectively.

EMPLOYMENT AGREEMENTS: The Company has entered into employment agreements with the Chairman of the Board and President. Each agreement provides for an annual base salary and incentive bonuses conditioned upon the Company's achieving certain levels of annual after-tax earnings and certain levels of monthly circulation of the magazine. Pursuant to the earnings bonus, each employee will receive a bonus of two percent of annual after-tax earnings at the end of the fiscal year in which the Company's first annual after-tax earnings are $3,000,000 or more. In addition, for each subsequent year in which the Company's annual after-tax earnings increase by additional $3,000,000 increments, each employee will receive a one-time bonus of between three and five percent of such increase. Pursuant to the circulation bonus, each employee will receive $.10 per copy the first time monthly sales of the magazine reach 500,000 copies. In addition, the first time in which monthly sales reach 1,000,000 copies, and for each subsequent 1,000,000 copies, up to 6,000,000, each employee will receive a one-time bonus ranging from $.12 to $.15 per additional copy.

LOTTOWORLD, INC.

NOTES TO FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

NOTE 6.     COMMITMENTS (CONTINUED)

The agreements also provide that the Company will grant an option to each employee for 50,000 shares at the end of the fiscal year in which the Company's annual after-tax earnings first are $3,000,000 or more. In addition, for each subsequent year in which the Company's annual after-tax earnings increase by an additional $3,000,000, the Company will grant an option to each employee for an additional 50,000 shares. The agreements also provide that the Company will grant an option to each employee for 25,000 shares at the end of the first month in which the Company first sells 500,000 or more copies of the magazine, and at the end of each subsequent month that monthly sales of the magazine increase by an additional 500,000 copies.

The agreements also restrict the employee from engaging in business in competition with the Company during the term of the agreement and for a period of two years after termination of employment for any reason. These agreements were entered into on January 1, 1994, are in effect for a period of 84 months, and renewable at the option of the Company for an additional 12-month period.

The Company also has employment agreements with its Chief Financial Officer, Managing Editor, Advertising Director, and Marketing Director which contain nondisclosure and noncompetition provisions benefiting the Company.


NOTE 7.    RELATED PARTY TRANSACTIONS

Accounts receivable - officers are noninterest-bearing and due on demand.

The Company issued 12% secured subordinated promissory notes totaling $1,000,020 to its Chief Executive Officer and President during 1995. In November 1995, the notes were converted to 333,340 shares of common stock at $3.00 per share. Interest expense related to the shareholder loans totaled $80,000.


NOTE 8.    CONTINUED EXISTENCE

The Company has had cumulative losses since inception aggregating $7,689,521. The Company continues to raise capital through offerings of its common stock to fund operations. The Company anticipates it will generate operating income and additional working capital from substantial increases in magazine sales, advertising revenues, reductions in operating expenses and additional offerings of its securities. It is uncertain whether sufficient capital can be raised in these offerings. Subsequent to year-end, the Company formed a subsidiary to produce a publication for the New York Lottery.


NOTE 9    SUBSEQUENT EVENTS

The Company sold 180,000 shares of its common stock in March 1996 at $3.75 per share in a private placement of its securities to offshore investors under Regulation S. Net proceeds to the Company were $607,500.