Form 10QSB
period 1996-06-30
LOTTOWORLD INC
filed 1996-07-31
CIK 928403

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                       For the Quarter Ended June 30, 1996

                         Commission file number 0-25624

                                LOTTOWORLD, INC.
             (Exact name of registrant as specified in its charter)


            Florida                                          65-0399794

    (State of Incorporation)                           (IRS Employer ID No.)

       2150 Goodlette Road
            Suite 200
           Naples, FL                                          34102
 (Address of principal executive offices)                    (Zip Code)


                                 (941) 643-1677
                               (Telephone Number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                                         YES   X    NO
                                             -----      ----

Common stock, par value $.001 per share; 5,428,353 shares outstanding as of July 31, 1996

                                LOTTOWORLD, INC.

                                TABLE OF CONTENTS


PART I        Financial Information                                   Page No.
  Item 1.        Financial Statements
                 Condensed Balance Sheets                                 3
                 Condensed Statements of Operations                       4
                 Condensed Statements of Common Shareholders'
                       Equity (Deficit)                                   5
                 Condensed Statements of Cash Flows                       6
                 Notes to Condensed Financial Statements                  7

  Item 2.        Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                8


PART II       Other Information

  Item 6.        Exhibits and Reports on Form 8-K                         9


SIGNATURES                                                                9

                                 LOTTOWORLD, INC
                            CONDENSED BALANCE SHEETS

                                                              JUNE 30,       DECEMBER 31,
                                                                1996            1995
                                                            (Unaudited)
                                                          ------------    ------------
ASSETS

Current Assets
   Cash and cash equivalents                              $  1,529,517    $    318,963
   Accounts receivable, net                                    303,753         159,479
   Stock subscriptions receivable                                 --           449,980
   Accounts receivable, officers                                58,375          58,375
   Prepaid expenses                                          1,014,191         168,412
                                                          ------------    ------------
                                                             2,905,836       1,155,209
Restricted Cash, redeemable convertible preferred stock      1,000,020       1,000,020
Furniture, Fixtures and Equipment, net                         404,174         556,253
Other Assets                                                    26,820          10,101
                                                          ------------    ------------
                                                          $  4,336,850    $  2,721,583
                                                          ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Current maturities of long-term debt                   $     16,667    $     16,667
   Accounts payable                                            689,409         851,673
   Accrued expenses                                             47,658          56,302
   Deferred revenue                                            349,927         149,549
   Dividends payable                                            25,000          25,000
                                                          ------------    ------------
                                                             1,128,661       1,099,191
                                                          ------------    ------------
Long-Term Debt, less current maturities                         16,716          25,050
                                                          ------------    ------------
Redeemable convertible preferred stock                       1,000,020       1,000,020
                                                          ------------    ------------
Common Shareholders' Equity
   Common stock                                                  5,391           3,106
   Common stock subscribed                                        --         1,316,230
   Additional paid-in capital                               11,707,334       7,933,759
   Accumulated deficit                                      (9,487,195)     (7,789,523)
   Less treasury stock                                         (34,077)           --
   Less stock subscriptions                                       --          (866,250)
                                                          ------------    ------------
                                                             2,191,453         597,322
                                                          ------------    ------------
                                                          $  4,336,850    $  2,721,583
                                                          ============    ============

                                LOTTOWORLD, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
        FOR THE SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (Unaudited)

                                                         SIX MONTHS ENDED JUNE 30,    THREE MONTHS ENDED JUNE 30,
                                                            1996          1995            1996            1995
                                                       -----------    -----------    -----------    -----------
Sales revenue                                          $   522,741    $   231,040    $   276,475    $   193,444
                                                       -----------    -----------    -----------    -----------

Operating expenses:
   Production, distribution and editorial                  872,678        804,364        462,127        530,162
   Circulation                                             387,392        606,705        121,658        464,558
   Advertising, promotion and business development         260,926        383,349        127,418        267,395
   Selling, general and administrative                     685,372        676,779        367,503        337,530
                                                       -----------    -----------    -----------    -----------
                                                         2,206,368      2,471,197      1,078,706      1,599,645
                                                       -----------    -----------    -----------    -----------

Operating (loss)                                        (1,683,627)    (2,240,157)      (802,231)    (1,406,201)
                                                       -----------    -----------    -----------    -----------

Other income (expense):
   Interest income                                          37,920         65,269         12,478         50,306
   Interest expense                                         (1,965)       (62,429)          (946)       (49,832)
                                                       -----------    -----------    -----------    -----------
                                                            35,955          2,840         11,532            474
                                                       -----------    -----------    -----------    -----------

Net (loss)                                             ($1,647,672)   ($2,237,317)   ($  790,699)   ($1,405,727)
                                                       ===========    ===========    ===========    ===========

Net (loss) per common share                            ($     0.42)   ($     0.92)   ($     0.24)   ($     0.52)
                                                       ===========    ===========    ===========    ===========

Weighted average number of common shares outstanding     3,966,966      2,420,099      3,357,689      2,687,682
                                                       ===========    ===========    ===========    ===========


                                LOTTOWORLD, INC.
                    STATEMENTS OF COMMON SHAREHOLDERS' EQUITY


                                                            Common    Additional                  Common                   Total
                                                  Common    Stock       Paid-in     Accumulated    Stock     Treasury  Shareholders'
                                                  Stock   Subscribed   Capital      (Deficit)  Subscriptions   Stock       Equity
                                                  ---------------------------------------------------------------------------------
Balance, December 31, 1994                        $ 1,885  $   -      $ 2,095,394 ($ 2,094,330) $   -         $  -    $      2,949

   Common stock issued (1,221,090 shares)           1,221      -        5,838,365       -           -            -       5,839,586
   Stock subscriptions                                -     1,316,230       -           -        (866,250)       -         449,980
   Dividend distributions                             -        -            -         (100,002)     -            -        (100,002)
   Net (loss)                                         -        -            -       (5,595,191)     -            -      (5,595,191)
                                                      -        -            -           -           -            -             -
                                                  ---------------------------------------------------------------------------------
Balance, December 31, 1995                          3,106   1,316,230   7,933,759   (7,789,523)  (866,250)       -         597,322

  Common stock (2,284,831 shares) (unaudited)       2,285  (1,316,230)  3,773,575       -         866,250        -       3,325,880
   Purchase of stock for treasury (11,500 shares)
     (Unaudited)                                      -        -            -           -           -        (34,077)      (34,077)
   Dividend distributions                             -        -            -          (50,000)     -            -         (50,000)
   Net (loss) (Unaudited)                             -        -            -       (1,647,672)     -            -      (1,647,672)
                                                  ---------------------------------------------------------------------------------
Balance, June 30, 1996 (Unaudited)                $ 5,391  $   0      $11,707,334  ($9,487,195)  $  0       ($34,077)  $ 2,191,453
                                                  =================================================================================


                                LOTTOWORLD, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
        FOR THE SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (Unaudited)

                                                     SIX MONTHS ENDED JUNE 30,    THREE MONTHS ENDED JUNE 30,
                                                        1996           1995            1996          1995
                                                    -----------    -----------    -----------    -----------
   Net cash (used in) operating activites           ($2,098,196)   ($2,795,355)   ($  575,389)   ($  894,137)
                                                    -----------    -----------    -----------    -----------
Cash Flows (Used In) Investing Activities
   Purchase (disposal) of furniture and equipment        75,281    ($  206,428)   $    96,380    ($  109,103)
                                                    -----------    -----------    -----------    -----------

Cash Flows From Financing Activities
   Issuance on long-term notes payable                   (8,334)   $ 1,033,353    ($    4,167)   $    33,333
   Issuance of common stock                           3,325,880      4,502,235      1,718,382        (63,316)
   Purchase of treasury stock                           (34,077)                      (23,217)
   Dividends paid                                       (50,000)                      (50,000)
                                                    -----------    -----------    -----------    -----------
                                                      3,233,469    $ 5,535,588      1,640,998    ($   29,983)
                                                    -----------    -----------    -----------    -----------

   Net increase in cash                               1,210,554      2,533,805      1,161,989     (1,033,223)

Cash

   Beginning                                            318,963      1,061,855        367,528      1,061,855
                                                    -----------    -----------    -----------    -----------
   Ending                                           $ 1,529,517    $ 3,595,660    $ 1,529,517    $    28,632
                                                    ===========    ===========    ===========    ===========


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


         The loss for the six months and three months three months ended June 30, 1996 and 1995 are $(1,647,672) and $(2,237,317); $(790,699) and $(1,405,727)
respectively before dividends paid to preferred shareholders.

         The Company declared a dividend in the amount of $.15 per share for record holders of its Series A Convertible Preferred Stock as of the close of business on June 30, 1996 payable on July 31, 1996.

         Revenues increased 127% and 43% for the six months and the three months ended June 30, 1996 respectively, when compared to similar periods in 1995. The major component of the increase was subscription income which increased because of the addition of approximately 61,000 subscribers obtained through the efforts of Publishers Clearing House .

         Operating expenses decreased $256,000 and $521,000 for the same periods respectively. In 1995, the Company launched its national distribution of LottoWorld through the efforts of Time Distribution Services and ICD/The Hearst Corporation. The operating costs for that launch are reflected in the 1995 operations. In September 1995, the Company realized that there were problems with the distribution of LottoWorld and stopped most of the promotion and marketing efforts. The six months ended June 30, 1996 show the decrease in those efforts.



Liquidity and Capital Resources


         On June 28, 1996 the Company sold 1,188,164 shares of its $.001 par value common stock. Those proceeds, together with expected increases in revenues attributed to the Company's wholly-owned subsidiary, Lottery Players Publishing Company, which is expected to begin operations in October when it publishes it's first issue on behalf of the New York State Lottery, should enable the Company to have the working capital necessary to meet its needs for the next twelve months.

PART II.          Other Information


Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibit 11.   Computation of net (loss) per share of
                                         Common Stock - not required

                  (b)      Exhibit 27.   Financial  Data  Schedule  (Electronic
                                         filing only)

                  (c) The Registrant did not file a Form 8-K during the quarter ended June 30, 1996.




                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                LOTTOWORLD, INC.

DATED:  July 31, 1996                           s/Stuart Dubow
                                                --------------------------
                                                Stuart Dubow
                                                Chief Financial Officer





DATED: July 31, 1996                            s/Stuart Dubow
                                                --------------------------
                                                Stuart Dubow
                                                Chief Financial Officer