Form 10QSB
period 1996-09-30
LOTTOWORLD INC
filed 1996-11-05
CIK 928403

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                    For the Quarter Ended September 30, 1996

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


                      YES   X      NO
                           ---         ---

Common stock, par value $.001 per share; 5,964,849 shares outstanding as of October 31, 1996

                                LOTTOWORLD, INC.

                                TABLE OF CONTENTS


PART I     Financial Information                                        Page No.
  Item 1.     Financial Statements
              Condensed Consolidated Balance Sheets                         3
              Condensed Consolidated Statements of Operations               4
              Condensed Consolidated Statements of Common Shareholders'
                    Equity (Deficit)                                        5
              Condensed Consolidated Statements of Cash Flows               6
              Notes to Condensed Financial Statements                       7

  Item 2.     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                     8


PART II    Other Information

  Item 6.     Exhibits and Reports on Form 8-K                              9


SIGNATURES                                                                  9

                                 LOTTOWORLD, INC
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  SEPT 30,      DECEMBER 31,
                                                                    1996           1995
                                                                (Unaudited)
                                                              ------------    ------------
ASSETS

Current Assets
   Cash and cash equivalents                                  $    875,951    $    318,963
   Accounts receivable, net                                        424,107         159,479
   Stock subscriptions receivable                                     --           449,980
   Accounts receivable, officers                                    58,375          58,375
   Prepaid expenses                                                922,741         168,412
                                                              ------------    ------------
                                                                 2,281,174       1,155,209
Restricted Cash, redeemable convertible preferred stock          1,000,020       1,000,020
Furniture, Fixtures and Equipment, net                             377,346         556,253
Other Assets                                                        26,820          10,101
                                                              ------------    ------------
                                                              $  3,685,360    $  2,721,583
                                                              ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Current maturities of long-term debt                       $     16,667    $     16,667
   Accounts payable                                                570,081         851,673
   Accrued expenses                                                 46,324          56,302
   Deferred revenue                                                465,658         149,549
   Dividends payable                                                25,000          25,000
                                                              ------------    ------------
                                                                 1,123,730       1,099,191
                                                              ------------    ------------
Long-Term Debt, less current maturities                             12,550          25,050
                                                              ------------    ------------
Redeemable convertible preferred stock                           1,000,020       1,000,020
                                                              ------------    ------------
Common Shareholders' Equity
   Common stock                                                      5,965           3,106
   Common stock subscribed                                            --         1,316,230
   Additional paid-in capital                                   12,267,020       7,933,759
   Accumulated deficit                                         (10,689,848)     (7,789,523)
   Less treasury stock                                             (34,077)           --
   Less stock subscriptions                                           --          (866,250)
                                                              ------------    ------------
                                                                 1,549,060         597,322
                                                              ------------    ------------
                                                              $  3,685,360    $  2,721,583
                                                              ============    ============

                                LOTTOWORLD, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (Unaudited)

                                                        NINE MONTHS ENDED SEPT 30,   THREE MONTHS ENDED SEPT 30,
                                                            1996          1995            1996           1995
                                                       -----------    -----------    -----------    -----------
Sales revenue                                          $   668,455    $   481,627    $   145,714    $   250,587
                                                       -----------    -----------    -----------    -----------

Operating expenses:
   Production, distribution and editorial                1,415,252      1,957,011        542,574      1,152,647
   Circulation                                             518,845        940,264        131,453        333,559
   Advertising, promotion and business development         450,845        858,170        189,919        474,821
   Selling, general and administrative                   1,155,532        984,410        470,160        307,631
                                                       -----------    -----------    -----------    -----------
                                                         3,540,474      4,739,855      1,334,106      2,268,658
                                                       -----------    -----------    -----------    -----------

Operating (loss)                                        (2,872,019)    (4,258,228)    (1,188,392)    (2,018,071)
                                                       -----------    -----------    -----------    -----------

Other income (expense):
   Interest income                                          49,496        102,981         11,576         37,712
   Interest expense                                         (2,802)      (137,849)          (837)       (75,420)
                                                       -----------    -----------    -----------    -----------
                                                            46,694        (34,868)        10,739        (37,708)
                                                       -----------    -----------    -----------    -----------

Net (loss)                                             ($2,825,325)   ($4,293,096)   ($1,177,653)   ($2,055,779)
                                                       ===========    ===========    ===========    ===========

Net (loss) per common share                            ($     0.62)   ($     1.77)   ($     0.21)   ($     0.76)
                                                       ===========    ===========    ===========    ===========

Weighted average number of common shares outstanding     4,543,150      2,420,099      5,695,518      2,687,682
                                                       ===========    ===========    ===========    ===========

                                LOTTOWORLD, INC.
                    STATEMENTS OF COMMON SHAREHOLDERS' EQUITY


                                                            Common    Additional                  Common                   Total
                                                  Common    Stock       Paid-in     Accumulated    Stock     Treasury  Shareholders'
                                                  Stock   Subscribed   Capital      (Deficit)  Subscriptions   Stock       Equity
                                                  ---------------------------------------------------------------------------------
Balance, December 31, 1994                        $ 1,885  $   -      $ 2,095,394 ($ 2,094,330) $   -         $  -    $      2,949

   Common stock issued (1,221,090 shares)           1,221      -        5,838,365       -           -            -       5,839,586
   Stock subscriptions                                -     1,316,230       -           -        (866,250)       -         449,980
   Dividend distributions                             -        -            -         (100,002)     -            -        (100,002)
   Net (loss)                                         -        -            -       (5,595,191)     -            -      (5,595,191)
                                                      -        -            -           -           -            -             -
                                                  ---------------------------------------------------------------------------------
Balance, December 31, 1995                          3,106   1,316,230   7,933,759   (7,789,523)  (866,250)       -         597,322

  Common stock (2,858,827 shares) (unaudited)       2,859  (1,316,230)  4,333,261       -         866,250        -       3,868,140
   Purchase of stock for treasury (11,500 shares)
     (Unaudited)                                      -        -            -           -           -        (34,077)      (34,077)
   Dividend distributions                             -        -            -          (75,000)     -            -         (75,000)
   Net (loss) (Unaudited)                             -        -            -       (2,825,325)     -            -      (2,825,325)
                                                  ---------------------------------------------------------------------------------
Balance, September 30, 1996 (Unaudited)           $ 5,965  $   0      $12,267,020 ($10,689,848)  $  0       ($34,077)  $ 1,549,060
                                                  =================================================================================


                                LOTTOWORLD, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (Unaudited)

                                                     NINE MONTHS ENDED SEPT 30,  THREE MONTHS ENDED SEPT 30,
                                                         1996           1995           1996          1995
                                                    -----------    -----------    -----------    -----------
   Net cash (used in) operating activites           ($3,271,281)   ($4,346,384)   ($1,173,085)   ($1,551,029)
                                                    -----------    -----------    -----------    -----------
Cash Flows (Used In) Investing Activities
   (Purchase) disposal of furniture and equipment        63,706    ($  431,401)   ($   11,575)   ($  224,973)
                                                    -----------    -----------    -----------    -----------

Cash Flows From Financing Activities
   Issuance on long-term notes payable                  (12,500)   $ 1,029,186    ($    4,166)   ($    4,167)
   Issuance of common stock                           3,886,140      4,577,235        560,260
   Purchase of treasury stock                           (34,077)
   Dividends paid                                       (75,000)       (75,000)       (25,000)
                                                    -----------    -----------    -----------    -----------
                                                      3,764,563      5,531,421        531,094    ($    4,167)
                                                    -----------    -----------    -----------    -----------

   Net increase in cash                                 556,988        753,636       (653,566)    (1,780,169)

Cash

   Beginning                                            318,963      1,061,855      1,529,517      3,595,660
                                                    -----------    -----------    -----------    -----------
   Ending                                           $   875,951    $ 1,815,491    $   875,951    $ 1,815,491
                                                    ===========    ===========    ===========    ===========


                                LOTTOWORLD, INC.


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



(1) The unaudited financial statements and the related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations..

         The consolidated financial statements include the accounts of LottoWorld, Inc. and its wholly owned subsidiary, Lottery Players Publishing Company, Inc. (The "Company"). These unaudited financial statements should be read in conjunction with the audited financial statements and the notes thereto as of December 31, 1995.

         The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented. All intercompany transactions and balances have been eliminated in consolidation.

(2) The net (loss) per common share amounts are computed using the weighted average number of common shares outstanding during the periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


         The losses for the nine months and three months ended September 30, 1996 are 33.7% and 42.7% less than the comparable periods last year; namely, $(2,825,325) and $(4,258,228); $(1,177,653) and $(2,055,779) respectively before dividends paid to preferred shareholders.

         The Company declared a dividend in the amount of $.15 per share for record holders of its Series A Convertible Preferred Stock as of the close of business on September 30, 1996 payable on October 31, 1996.

         The reduction of the loss is attributable to the cut-back of its LottoWorld magazine from every two weeks to a monthly frequency as well as a more than 50% reduction in circulation and marketing and promotion expenses attributable to the national newsstand launch of its LottoWorld magazine in 1995. There were seven issues of LottoWorld magazine in the third quarter of 1995 as compared to three issues in the comparable quarter of 1996.

         Expenses were reduced more than 25% for the nine months and more than 41% for the three months ended September 30, 1996 when compared to the same periods in 1995. The Company anticipates further significant reductions in expenses applicable to its LottoWorld magazine as the circulation growth rate of this magazine from subscription sales outpaces the rate of growth of newsstand circulation.

         The Company, through its wholly-owned subsidiary, launched its second magazine, the New York Lottery Players Monthly. This new magazine is published under a three-year exclusive agreement with the New York State Division of Lottery. With a circulation of 1,100,000 copies per month, the October issue was the largest magazine launch in the United States since 1990 and immediately ranks as the third largest magazine in New York, ranked by circulation. As it is the policy of the Company to recognize an issue as published when it is shipped from the printer, the Company has included this issue in the quarter ended September 30, 1996. As a controlled circulation magazine (free to the reader), the Company will depend on the sale of advertising to make this publication profitable. As with most new publications, the sale of advertising lags behind the introduction of a magazine . The Company recognized a loss in excess of $200,000 attributable to this first issue.


Liquidity and Capital Resources

         Although the Company sold 371,496 shares of its $.001 common stock and derived $543,300 in additional capital, the Company feels it will need to raise $2,000,000 of additional capital in the next six months to fulfill its objectives in regard to the State Lottery Digest Program, of which the New York Lottery Players Monthly, is the first edition.

PART II.    Other Information


Item 6.     Exhibits and Reports on Form 8-K

            (a)      Exhibit 11.    Computation of net (loss) per share of
                                    Common Stock - not required

                     Exhibit 27.    Financial  Data  Schedule  (Electronic
                                    filing only)

            (b) The Registrant did not file a Form 8-K during the quarter ended September 30, 1996.




                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                LOTTOWORLD, INC.

DATED: October 31, 1996                         s/Stuart Dubow
                                                ------------------------------
                                                Stuart Dubow
                                                Chief Financial Officer





DATED: October 31, 1996                         s/Stuart Dubow
                                                ------------------------------
                                                Stuart Dubow
                                                Chief Financial Officer