Form 10KSB/A
period 1995-12-31
LOTTOWORLD INC
filed 1997-02-19
CIK 928403

________________________________________________________________________________

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A/A
(Mark One)
          AMENDED ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1995

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
             For the transition period from _______ to _____________

                         Commission file number: 0-25624

                                LOTTOWORLD, INC.
             (Exact name of registrant as specified in its charter)
                          _____________________________

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

        Registrant's telephone number, including area code:(941) 643-1677
                          _____________________________

        Securities registered pursuant to Section 12(b) of the Act: None
                          _____________________________

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

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. ___

Issuer's revenue for the most recent fiscal year are $797,466. The number of common shares outstanding on March 25, 1996, was 3,573,522. The aggregate market value of the voting stock held by non-affiliates, based on the closing NASDAQ sale price on March 25, 1996 was $10,770,527.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the at LottoWorld, Inc. 1996 Notice of Annual Meeting of Stockholders and Proxy Statement, to be filed with the Securities and exchange Commission within 120 days after the close of the Registrant's fiscal year are incorporated by reference in Part III

       Transitional Small Business Disclosure Format :  Yes     No   X
                                                            ---     ---


                                LottoWorld, Inc.
                Index to Amended Annual Report on Form 10-KSB/A/A
                Filed with the Securities and Exchange Commission
                          Year ended December 31, 1995

                            Items in Form 10-KSB/A/A

                                                                           Page
                                                                           ----


Part II

Item 6.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations...........................  3

Signatures................................................................  6

 .

                                Part II

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources:

      On December 29, 1994, the Company issued 166,670 shares of its Series A Convertible Preferred Stock at a purchase price of $6.00 per share for a total consideration of $1,000,020. This stock pays an annual cumulative dividend of $.60 per share, payable quarterly as permitted by law, and is convertible into common stock at a maximum price of $6.00 per share, but is subject to adjustment. Whenever the Company shall issue any shares of its Common Stock for a consideration per share which is less than the conversion price in effect immediately prior to such issuance, the conversion price shall be reduced to a price equal to the consideration per share received by the Company for the new shares. The current conversion price, based upon the June 28, 1996 issuance is $1.625 per share The preferred stock is subject to mandatory redemption at $6.00 per share for any shares of convertible preferred stock which remains outstanding on December 15, 1998. Pursuant to terms and conditions under which the Company issued the preferred stock, during the period that any preferred shares remain outstanding, the Company shall keep on deposit at Resource Bank (previously the deposit was held at the First Bank National Association) Minneapolis, Minnesota, the sum of $6.00 for each share of outstanding preferred stock. There is $1,000,020 on deposit, as no shares have been converted.



      The following table represents the capital resources of the Company:


                                                     December 31
                                                     -----------
                                               1995            1994
                                          ------------      ----------


Current Assets                            $  1,155,209      $   133,031
Current Liabilities                          1,099,191          238,935
                                          ------------      -----------

      Working Capital (Deficiency)        $     56,018      $  (105,904)
                                          ------------      -----------

                                                     December 31
                                                     -----------
                                               1995              1994
                                          ------------        ----------
Common Shareholders' Equity
      Common stock                        $       3,106              1,885
      Common stock subscribed                 1,316,230              -
      Additional paid-in capital              7,933,759          2,095,394
      Accumulated deficit                    (7,789,523)        (2,094,330)
      Less unpaid stock subscriptions          (866,250)              -
                                          -------------       ------------

                                          $     597,322       $  1,241,904
                                          -------------       ------------


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

      On March 12, 1996, the Company sold 180,000 shares of its Common Stock to a private investor outside of the United States at the price of $3.75 per share. The net proceeds to the Company was $607,500. This sale was subject to a price adjustment based upon the market performance of the Company's stock and based upon that price adjustment, another 120,000 shares were subsequently issued.

      On June 28, 1996, the Company sold 1,188,164 shares at a price of $1.625 per share and the net proceeds to the Company from this transaction was $1,718,382. This transaction was not subject to a price adjustment. These securities were sold pursuant to an exemption from registration under Regulation D promulgated by the Securities and Exchange Commission.

        The  following  table sets forth at  December  31,  1995;  (i) the total
assets  and  the   capitalization  of  the  Company;   and  (ii)  the  pro-forma
capitalization to give effect to the transactions:

                                                at December 31, 1995
                                                --------------------

                                              Actual          Pro-forma
                                          -----------       -----------

Total assets                              $ 2,721,583       $ 5,047,465

Long-Term Debt, less current maturities   $    25,050       $    25,050

Redeemable convertible preferred stock    $ 1,000,020       $ 1,000,020

Common Shareholders' Equity
      Common stock                        $     3,106       $     4,474
      Common stock subscribed               1,316,230         1,316,230
      Additional paid in capital            7,933,759        10,258,273
      Accumulated deficit                  (7,789,523)       (7,789,523)
      Less stock subscriptions               (866,250)         (866,250)
                                          -----------       -----------
                                          $   597,322       $ 2,923,204
                                          -----------       -----------

      The Company believes that its capital resources on hand at December 31, 1995, together with the above private transaction and the expected revenues from sales, will be sufficient to satisfy its working capital requirements for the next 12 months.


Government Regulation

      Lotteries, and activities associated therewith such as promotion, are subject to regulation under federal laws and by each state which conducts a lottery. For example, all states have prohibitions on the sale of lottery tickets for more than face value and the sale of lottery tickets from other states' lotteries. LOTTOWORLD(R) provides information concerning the legal lotteries of various states, as well as advice on strategies for participating in such lotteries. For example: certain states have laws which prohibit the promotion of gambling and while it may be construed that the magazine might be promoting gambling, the Company does not believe that its magazine contravenes such prohibitions, the application of such regulation is subject to the interpretation by, and enforcement policy of, each state's lottery commission and/or attorney general. The Company actively attempts to comply with all applicable laws and has no knowledge of any regulatory action that has been taken or threatened that would impact the activities of the Company. Nevertheless, there can be no assurance that such regulatory action could not be taken. Any regulatory action could have a material effect upon the Company's business.

                               SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                    LottoWorld, Inc.

                                    By: s/ A. Richard Holman
                                        -------------------------
                                          A. Richard Holman
                                          President


                                    By: s/ Stuart Dubow
                                        -------------------------
                                          Stuart Dubow
                                          Chief Financial Officer

                                    Date:  February 14, 1997

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and the dates indicated.


S/ Dennis B. Schroeder                               Date:  February 14, 1997
--------------------------------------------
Dennis B. Schroeder, Chief Executive Officer and a director


s/ A. Richard Holman                                 Date: February 14, 1997
--------------------------------------------
A. Richard Holman, President and a director


s/ James D. Cullen                                   Date: February 14, 1997
--------------------------------------------
James D. Cullen, a director