Form 10QSB/A
period 1996-03-31
LOTTOWORLD INC
filed 1997-02-19
CIK 928403

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A


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

                                LOTTOWORLD, INC.

                                TABLE OF CONTENTS


PART I        Financial Information                                    Page No.


 Item 2.       Management's Discussion and Analysis of Financial
                        Condition and Results of Operations               3



PART II       Other Information

 Item 6.       Exhibits and Reports on Form 8-K                           3



SIGNATURES

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations

         The loss for the three months ended March 31, 1996 and 1995 are $(857,000) and $(831,000) respectively before dividends paid to preferred shareholders.

         The Company declared a dividend in the amount of $.15 per share for record holders of its Series A. Convertible Preferred Stock as of the Close of business on March 31, 1996 payable on May 31, 1996.

         The Company expects newsstand revenues to increase as a result of the promotion of the Lucky 7 Prepack for display at grocery store service counters and non-traditional magazine outlets. This promotion has already placed over 3,500 Prepacks at wholesalers throughout the Northeast United States.

         The Company expects to generate the major portion of its revenues through the sale of advertising in the controlled circulation magazine it will be publishing. The Company expects this advertising to begin in the fourth quarter of 1996.

Liquidity and Capital Resources

         In February, 1996 the Company sold 387,500 shares of its common stock to three entities for an aggregate of $697,500, and on March 15, 1996 the Company sold 180,000 shares of its common stock to an entity for the sum of $675,000.

         The Company believes that its capital resources on hand at March 31, 1996, together with the above private placements and the expected revenues from sales, will not be sufficient to satisfy its working capital requirements for the next 12 months.

         The Company anticipates that it will require additional financing of $1,000,000 and is currently exploring various options available for this financing and is confident it will be able to obtain said financing.

PART II        Other Information

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

                                            LOTTOWORLD, INC.
DATED:  February 14, 1997                   s/Stuart Dubow
                                            -----------------------
                                            Stuart Dubow
                                            Chief Financial Officer



DATED:  February 14, 1997                   s/Stuart Dubow
                                            -----------------------
                                            Stuart Dubow
                                            Chief Financial Officer