Form 10QSB/A
period 1996-06-30
LOTTOWORLD INC
filed 1997-02-19
CIK 928403

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

                                LOTTOWORLD, INC.

                                TABLE OF CONTENTS


PART I         Financial Information                                  Page No.

 Item 2.       Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                3



PART II        Other Information

 Item 6.       Exhibits and Reports on Form 8-K                            4



SIGNATURES                                                                 4

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Result of Operations

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

         Revenues increased 127% and 43% for the six months and the three months ended June 30, 1996 respectively, when compared to similar periods in 1995. The major component of the increase was subscription income which increased because of the addition of approximately 61,000 subscribers obtained through the efforts of Publishers Clearing House.

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


Liquidity and Capital Resources

         On June 28, 1996, in an offering to 35 individuals and entities, all of whom were "accredited investors" under Regulation D promulgated by the Securities and Exchange Commission, the Company sold 1,188,164 shares of its $.001 par value common stock for an aggregate of $1,718,382. Those proceeds, together with expected increases in revenues attributed to the Company's wholly-owned subsidiary, Lottery Players Publishing Company, which is expected to begin operations in October when it publishes it's first issue on behalf of the New York State Lottery, should enable the Company to have the working capital necessary to meet its needs for the next twelve months.

PART II        Other Information


Item 6.        Exhibits and Reports on Form 8-K

               (a)      Exhibit 11.      Computation of net (loss per share of
                                         Common Stock - not required

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