Form 10QSB/A
period 1996-09-30
LOTTOWORLD INC
filed 1997-02-19
CIK 928403

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

Liquidity and Capital Resources

         On September 12, 1996, the Company sold 371,496 shares of its $.001 common stock and derived $552,218 in the aggregate. The shares were sold to 18 individuals and entities, all of whom were "accredited investors" under Regulation D promulgated by the Securities and Exchange Commission. In addition to this capital, the Company feels it will need to raise $2,000,000 of additional capital in the next six months to fulfill its objectives in regard to the State Lottery Digest Program, of which the New York Lottery Players Monthly, is the first edition.
                                       -3-

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