Form 10KSB
period 1996-12-31
LOTTOWORLD INC
filed 1997-04-14
CIK 928403

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[x] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 0-25624

                                LOTTOWORLD, INC.
                 (Name of small business issuer in its charter)

                 Florida                                 65-0399794
      (State or other jurisdiction of         (IRS Employer Identification No.)
      Incorporation or organization)

           2150 Goodlette Road
               Suite 200
            Naples, Florida                                34102
  (Address of principal executive offices)              (Zip Code)

Issuer's Telephone number: (941) 643-1677

Securities registered under 12 (b) of the Exchange Act:          None
Securities registered under Section 12(g) of the Exchange Act:   Common Stock
                                                                 $.001 par value
                                                         The Nasdaq Stock Market

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes    No X
                                                              ---   ---
Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Registrant's operating revenues for its most recent year were:  $ 902,336

The aggregate market value of voting stock held by non-affiliates of the Registrant, based on the average of the closing bid and asked prices of the Registrant's Common Stock in the over-the-counter market as reported by the Nasdaq Stock Market, Inc. on March 21, 1997, was approximately $ 3,792,442. Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily conclusive.

As of March 21, 1997, 6,609,541 shares of Common Stock, $.001 par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
None

                           LOCATION OF EXHIBIT INDEX

The index of exhibits is contained in Part IV herein on page number 15.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT:    YES    NO X
                                                     ---   ---

                                TABLE OF CONTENTS




                                                                                                   Page
                                                                                                   ----
PART I:
            Item 1.  Business ...................................................................... 1
            Item 2.  Properties .................................................................... 4
            Item 3.  Legal Proceedings ............................................................. 4
            Item 4.  Submission of Matters to a Vote of Shareholders................................ 4

PART II:
            Item 5.  Market for Registrant's Common Equity and Related Stockholder
                     Matters ....................................................................... 4
            Item 6.  Management's Discussion and Analysis of Financial Condition and
                     Results of Operations ......................................................... 5
            Item 7.  Financial Statements .......................................................... 9
            Item 8.  Changes in and Disagreements with Accountants on Accounting and
                     Financial Disclosure .......................................................... 9

PART III:
            Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance
                     With Section 16(a) of the Exchange Act ........................................ 9
            Item 10. Executive Compensation ........................................................11
            Item 11. Security Ownership of Certain Beneficial Owners and Management ................13
            Item 12. Certain Relationships and Related Transactions ................................14

PART IV:
            Item 13. Exhibits, and Reports on Form 8-K .............................................15

SIGNATURES .........................................................................................17


                                     PART I

ITEM 1.     BUSINESS

                                 COMPANY PROFILE

      LottoWorld, Inc., a Florida corporation (the "Company") was founded in 1993 as Dynamic World Distributors, Inc. and changed its name to LottoWorld, Inc. in April 1995. The Company publishes and distributes LottoWorld magazine, a publication directed at lottery players, primarily through subscription and retail sales at checkout and service counters. The 100+ page, four color magazine, which currently is published monthly in a digest size format, deals with all aspects of state lottery games, information and news. LottoWorld is nationally distributed in 48 states, the District of Columbia and in twelve foreign countries. At present there are over 50,000 subscribers and monthly newstand distribution of the magazine is over 35,000 copies per issue in one national edition.

      On April 8, 1996, the New York State Division of Lottery announced that Lottery Players Publishing Company, Inc. (a wholly-owned subsidiary of LottoWorld, Inc.) had won the award to publish a monthly New York Lottery magazine based on the Company's response to a Request for Proposal. Initial projections for the monthly magazine, NEW YORK PLAYERS MONTHLY, was to have been 650,000 copies distributed at more than 12,000 lottery retailers throughout the state. On May 23, 1996, the New York Lottery increased the initial projection from 650,000 copies monthly to a minimum of approximately 1,100,000 copies monthly beginning in October 1996. The January 1997 issue had a circulation in excess of 1,128,000.

      The NEW YORK PLAYERS MONTHLY is a free 48-page, four color, digest-size magazine offering lottery players information about new and existing New York lottery games, profiles of lottery winners throughout the state, and state lottery news.
                              BUSINESS DEVELOPMENT

      The initial roll-out phase of the magazine resulted in the inaugural issue of LottoWorld magazine in August 1993. During this stage, the Company published a 16-24 page monthly magazine with a monthly print order of 20,000 copies. The Company self-distributed the magazine primarily in Southwest Florida, Atlanta, Georgia and Minneapolis, Minnesota.

      The intermediate roll-out phase began in October 1993 and continued through March 1995. During this period, the magazine increased to 100 pages per issue and the national edition was supplemented with three separate state editions (Florida, Georgia and Texas). During this phase, the Company increased monthly prints to approximately 80,000 to 100,000 copies and expanded distribution to 30 wholesalers in eight states.

      In December 1994, the Company entered into a one-year agreement with International Circulation Distributors The Hearst Corporation ("ICD") for the national distribution of LottoWorld. The Company, in January 1995, also entered into a contract with Time Distribution Services, Inc. ("TDS") to obtain the approvals necessary to position the magazine in supermarket check-out lanes and similar locations and perform certain follow-up marketing and merchandising functions.

      The national roll-out phase was targeted at 23 lottery states (primarily east of the Mississippi River) As part of this phase, LottoWorld began publishing the magazine every two weeks in 16 separate editions that were distributed through 171 wholesalers in 23 states.

      Due to the inherent time delay between the time a magazine is delivered to the store, placed into the check-out counter pocket, purchased by the consumer, and unsold copies returned to the wholesaler and reports and payments made to the national distributor, a minimum of four months will transpire before the publisher has any reasonable basis upon which to analysis sales of a particular issue. In July 1995, the Company began to suspect substantial differences between reports as to the number of properly placed and logoed pockets with actual magazine sales reports.

      Because the Company was unable to reconcile reports as to the number of available pockets with corresponding sales reports for these pockets, the Company began to send its own employees and, in some cases, independent contractors, to stores purported to have pockets available for the magazine and/or in which the magazine was already in place. The result of this investigation was a determination by the Company that the Company was printing a significantly greater quantity of magazines than were necessary to fill the actual number of available pockets.

      As soon as it was apparent that the Company was printing an excessive number of copies of the magazine, the Company immediately reduced the frequency of issues from every two weeks to monthly and the number of copies printed for each issue from approximately 400,000 copies to approximately 210,000 copies. In addition, the Company adopted a new strategic plan that significantly reduced expenditures (including a lay-off of six employees and an across the board 15% salary reduction), set magazine print orders to verified pocket availability, accelerated development of a controlled circulation magazine to be published in cooperation with State Lotteries and began to implement a subscription marketing program with Publishers Clearing House and other national companies.

      At 1,100,000 copies monthly the Company believes the NEW YORK PLAYERS MONTHLY will be the largest newsstand distributed magazine in New York state (more than twice the size of TV Guide's New York newsstand circulation). Based on advertising revenue generated by other publications with a minimum of circulation of at least 1,100,000 copies monthly, the Company estimates revenue from the NEW YORK PLAYERS MONTHLY MAGAZINE could be in excess of $3,700,000 annually. There can be no assurance that the NEW YORK PLAYERS MONTHLY magazine will generate revenue at the levels of similarly sized publications.

                               CURRENT BUSINESS

            Through Lottery Players Publishing Company, Inc. ("LPPC") (a wholly-owned subsidiary of LottoWorld, Inc.) the Company enters into exclusive contractual agreements with individual state lottery authorities to publish a 48-page, four color, digest-size magazine specifically tailored to offer lottery players information about new and existing lottery games, profiles of lottery winners throughout the state and state lottery news.

      The primary benefit of this program to state lottery authorities is that they receive, without any cost, an efficient and effective means of educating and communicating with their lottery players. The primary benefits to the Company are: (i) a unique cost effective or free distribution system; (ii) potential advertising revenue; (iii) instant circulation; and (iv) a monopoly.

      With respect to the distribution system, the program is designed so that each state lottery is responsible for distribution of their magazine, without cost to LPPC, to each retail lottery location statewide and to display the magazine with lottery tickets. In the aggregate, there are more than 220,000 retail lottery ticket locations in the 38 states. Concerning potential advertising revenue, there can be no assurance that advertising revenue will be generated in excess of expenses associated with the program. However, the Company has devoted significant personnel and capital resources to generate advertising revenue. Although advertising revenue to-date has been less than expected, the Company believes advertising sales should increase as the advertising community becomes aware of the aggregate circulation of the magazines within the program (the circulation goal for 1997 is 1,900,000 copies monthly) and third party advertising research corroborates readership patterns and demographic information usually required by advertisers.

      LPPC now has exclusive contracts to publish magazines in conjunction with state lotteries in New York, West Virginia , Georgia and Nebraska totaling a combined 1,800,000 copies distributed monthly. Under these Agreements, the Company does not have to begin publishing the magazine until there is sufficient advertising to pay for the printing.

Nebraska. On January 15, 1997, the Nebraska Lottery signed an exclusive three year contract with LPPC to publish new monthly magazine, the NEBRASKA LOTTERY PLAYERS DIGEST. Specifically tailored for the Nebraska Lottery, the NEBRASKA LOTTERY PLAYERS DIGEST will have an initial circulation of 150,000 copies monthly and will be available at over 1,300 Nebraska lottery ticket outlets statewide.

Georgia. On December 24, 1996, the Georgia Lottery Corporation signed an exclusive three year contract with LPPC to publish a monthly Georgia Lottery magazine similar in format to the NEW YORK PLAYERS MONTHLY. Initial projections are for distribution of 400,000 copies monthly which will be available to more than 5,700 retailers throughout Georgia.

West VirginiOn January 17, 1997, the West Virginia Lottery signed an exclusive three year agreement with LPPC to publish a monthly West Virginia Lottery magazine titled, WEST VIRGINIA LOTTERY PLAYERS DIGEST. Initial projections are for distribution of 150,000 copies monthly to all lottery retailers throughout the state.

LOTTOWORLD MAGAZINE
-------------------

      LOTTOWORLD(R) magazine continues to experience increasing subscriptions sales and steady newsstand sales. Primarily due to the very significant capital outlays necessary to successfully maintain a traditional newsstand distribution system and promotional campaigns, the Company has decided to conserve capital in this area and focus expansion of LOTTOWORLD(R) magazine circulation through various subscription sales vehicles.

Subscription. Monthly subscribers to LOTTOWORLD(R) magazine numbered approximately 64,900 at year end 1996. Current subscription sales programs for LOTTOWORLD(R) magazine include: (i) the national Publishers Clearing House Sweepstakes (PCH) mailing in March 1997, which PCH estimates could generate up to 45,000 new subscribers; (ii) full-page advertising for LOTTOWORLD(R) magazine subscriptions in each issue of the NEW YORK PLAYERS MONTHLY; (iii) $3 Billion Lotto Club promotions sponsored by civic organization like the Kiwanis Clubs; and (iv) through various promotional activities of telemarketing organizations.

Newsstand. Effective with the March 1997 edition, the single issue cover price of LOTTOWORLD(R) magazine was increased from $1.95 to $2.49 per copy. Further changes to be instituted with this issue include consolidation of 8 separate state/regional editions to a single national edition and reduction of the number of copies printed for newsstand sales to more closely match actual newsstand sales. Monthly newsstand sales have been averaging approximately 22,000 copies monthly.

SUPPLIERS

      The printing of both magazines is done by S. Rosenthal & Company, Inc., of Cincinnati, Ohio. S Rosenthal is a national publications printing company who has printed LOTTOWORLD since August 1994. The contract with S. Rosenthal is for a period of five years and pursuant to the agreement, S. Rosenthal purchases required amounts of paper for the Company and passes the increases or decreases in paper prices on to the Company as the paper is used. There is a 30 day minimum advance notice required for any change in paper prices The Company considers its relationship with S. Rosenthal to be excellent and has no reason to believe that the paper supplied by S. Rosenthal or the printing operations will become unavailable in the future. However, there are many publication printers to which the Company can engage should it be necessary.

      The processing of subscriptions and the preparation of mailing labels for LOTTOWORLD is done by the largest fulfillment house in the United States, Neodata, located in Boulder, Colorado under a three year contract at prices which the Company feels is very favorable. Relations with Neodata are excellent.

TRADEMARKS AND SERVICE MARKS

      The Company has various trademark and service marks to protect proprietary interests of the Company. The Company perceives these trademark and service marks to be highly important to the Company's business and vigorously polices and defends these rights. Each magazine contains notice of the Company's trademark and service marks and a notice of the prohibitions against unauthorized duplication, distribution and exhibition. However, since the playing methods and game strategies in the Company's magazines are not protectible under trademark and service mark laws, the Company cannot preclude other parties from offering instructional aids which might also employ these methods and strategies. Furthermore, there can be no assurance that any action by the Company against an infringer will be successful, or that any recovery by the Company will adequately compensate it for any damages it might incur.

COMPETITION

      The Company is aware of only a few competitors in its market, none of which has product lines or distribution channels which are comparable to the Company's. However, there can be no assurance that other competitors, which may have greater financial and other resources than the Company, will not be drawn into the market, or that the Company's resources and marketing strategies will allow the Company to compete successfully.

GOVERNMENT REGULATION

      Lotteries, and activities associated therewith, such as promotion, are subject to substantial regulation under federal laws and by each state which conducts a lottery. The application of such regulation is subject to the interpretation by, and the enforcement policy of, each state's lottery commission and/or attorney general. The Company actively attempts to comply with all applicable laws and has no knowledge of any regulatory action that has been taken or threatened that would impact the activities of the Company. Nevertheless, there can be no assurance that such regulatory action could not be taken. Any regulatory action could have a material effect upon the Company's business.

EMPLOYEES

      As of March 3, 1997, the Company employed 36 persons, of which 2 are part-time employees. All full-time employees are salaried and all part-time employees are paid on an hourly basis. The Company provides life insurance for its full-time employees in addition to medical insurance premiums. Employees with less than two years service pay a portion of the premium.

      None of the Company's employees are represented by a union, and the Company does not anticipate any union organization activities among its employees.

ITEM 2.     PROPERTIES

      The Company owns no real estate. The Company leases approximately 8,100 square feet of office space in Naples, Florida from an unaffiliated party at a monthly rental of $ 10,829 plus operating costs. The leases expire in January 1999, and provide for increases in the operating costs. The space is used for the Company's administrative, editorial and production offices. The Company expects this facility will be adequate for the foreseeable future. The Company also leases an approximately 1,700 square foot warehouse in Naples, Florida from an unaffiliated party for a monthly rental of $675. This lease expired on March 31, 1997 and the Company expects to renew this lease for another year at approximately the same rental.

      The Company also leases approximately 1,466 square feet of office space at 420 Lexington Avenue, New York, NY at a monthly rental of $2,565.50 plus electricity. In addition, the Company will pay any increases in real estate taxes and operating expenses. The lease expires on May 30, 2002. The Company uses this facility for its New York advertising sales staff and feels the space is adequate for its needs.


ITEM 3.     LEGAL PROCEEDINGS

      The Company is not a party to, nor is any of its property the subject of, any material legal proceeding.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company did not submit any matters to a vote of security holders in the fourth quarter of 1996.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's common stock trades on The Nasdaq SmallCap Market tier of The Nasdaq Stock Market under the symbol LTTO. The following table sets forth the high and low sales prices for the period indicated:

         Period                 High              Low         Last
         ------                 ----              ---         ----
1995:
      First Quarter           $ 9.00            $7.00       $8.50
      Second Quarter          $10.25            $8.625      $9.75
      Third Quarter           $10.25            $6.00       $6.00
      Fourth Quarter          $ 7.00            $4.00       $4.75

1996
      First Quarter           $5.75             $3.00       $3.5157
      Second Quarter          $4.75             $1.25       $1.875
      Third Quarter           $2.5625           $1.4063     $1.75
      Fourth Quarter          $1.875            $1.00       $1.25

      At December 31, 1996, the Company had 196 holders of record of its common stock and, the Company estimates, approximately 500 to 900 beneficial owners of its common stock.

      The Company has never paid or declared any cash dividends on its common stock and does not contemplate paying any cash dividends on its common stock in the foreseeable future. Holders of the Company's common stock are entitled to receive dividends when and as declared by the Board of Directors out of funds legally available. All accrued and unpaid dividends on the Company's outstanding shares of Series A Convertible Preferred Stock must be paid before dividends are paid on common stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      The statements contained in this filing that are not historical facts are forward-looking statements. Actual results may differ materially from those projections in the forward-looking statements. These forward-looking statements involve risks and uncertainties including, without limitation, those mentioned in previous filings with the Securities and Exchange Commission under "Risk Factors". The Company cannot assure that it will be able to anticipate or respond timely to changes in any of the risk factors mentioned above, which could adversely affect operating results in one or more fiscal quarters. Results of operations in any past period should not be considered indicative of the results to be expected for future periods. Fluctuations in operating results may also result in fluctuations in the price of the Company's common stock.

      The following discussion should be read in conjunction with the Financial Statements and the Notes thereto appearing elsewhere in this Form 10-KSB.

      For the year ended December 31, 1995, the Company had operating revenues of $797,000; operating expenses of $6,439,000; an operating loss of $5,641,000; and a net loss of $5,595,000. The loss per share was $2.21. The Company attributes approximately $1,327,000 of production, $1,500,000 of distribution, marketing and merchandising; and $750,000 of promotion expense to be associated with the failure to timely place LOTTOWORLD magazine in retail sales locations because pockets were not properly prepared to accept delivery of the magazine.

      For the year ended December 31, 1996, the Company had operating revenues of $902,000; operating expenses of $5,331,000; an operating loss of $4,429,000 and a net loss of $4,359,000. The loss per share of common stock was $0.92. Included in the operating expenses are: $550,000 attributable to the start-up of the NEW YORK LOTTERY PLAYERS MONTHLY; $500,000 attributable to investor relations; as well as a net cost of the initial program with Publishers Clearing House ("PCH") of approximately $350,000. It is customary, in the industry, to lose money in the first year of a PCH subscription. The Company, depending upon renewal rates, hopes to have a positive cash flow beginning in the second year of a subscription.

      Newsstand sales increased by $95,000, of which $18,000 was attributable to a cover price increase which took place with the June 1996 issue of LOTTOWORLD magazine. By effective management of the distribution of the newsstand copies of LOTTOWORLD MAGAZINE, sales were increased despite the reduction in the number of copies printed and distributed each month. The newsstand distribution of LOTTOWORLD decreased steadily from 193,000 copies in February to 150,000 copies in July to finally 101,000 copies with the January 1997 issue. Subsequent to year end, these decreases continued and the April 1997 issue had a newsstand distribution of 35,000 copies with no anticipated significant reduction in the number of copies sold.

      Advertising sales decreased $60,000 from $281,000 for the year ended December 31, 1995 to $221,000 for the year ended December 31, 1996. The Company attributes this decrease to the uncertainty of the newsstand sales of LOTTOWORLD magazine following the announcement of the problems with the distribution of the magazine which was made in the Fall of 1995. Advertising is usually purchased in advance and the Company has found it difficult to regain lost sales, but projects advertising revenues to increase significantly in the second half of 1997 due to increased ad pages sold at rates which reflect the increased circulation of the NEW YORK LOTTERY PLAYERS MONTHLY. The Company projects advertising revenues of $167,000 and $4,258,000 in 1997 for LOTTOWORLD and Lottery Players Publishing Company respectively. This takes into consideration projected revenues for magazines to be published for New York; Georgia, beginning in July 1997; Virginia and Massachusetts, beginning in August 1997;
Kentucky and Nebraska, beginning in September; West Virginia and New Jersey, starting in October, and Iowa, Michigan and Florida, beginning in December 1997. As of March 21, 1997, contracts for publishing these various magazines have been received from New York, Georgia, Nebraska and West Virginia.

      Other operating income rose by $70,000 from $129,000 to $199,000 and consists of various different products which are sold through the magazines published by the Company. No one product accounts for more than 10% of total revenues.

      Operating expenses of the Company have been reduced by $1,108,000 from the preceding year from $6,438,000 in 1995 to $5,331,000 in 1996. Production, distribution and editorial expenses have decreased a net of $372,000 even after giving effect to the costs associated with the NEW YORK LOTTERY PLAYERS MONTHLY, which was introduced in October 1996, and which amounted to $335,000. Circulation expenses for the year ended December 31, 1996 are $621,000 lower than the preceding year. This is largely attributable to the non-renewal of the marketing and merchandising contract with Time Distribution Services, Inc. and the reduction of the fees charged by ICD/The Hearst Corporation for the distribution of the magazine. Costs for fulfillment of LOTTOWORLD magazine increased due to the additional subscriptions received from PCH. The cost of fulfilling each subscription was reduced from $1.80 per name per year to $.84 per name per year.

      For the year ended December 31, 1995, the Company spent almost $1,000,000 to promote LOTTOWORLD magazine when it began its check-out counter sales program in 1995. These sums did not have to be expended again as the check-out counter program was dropped due to the failure of TDS to properly and completely rack and logo the check-out positions it had secured for the Company. For the year ended December 31, 1996, the Company spent $555,000 on advertising, promotion and business development, a reduction of $800,000 from the previous year.

      Administrative expenses increased 55% over the previous year, from $1,252,000 for the year ended December 31, 1995 to $1,938,000 for the year ended December 31, 1996. Of the increase of $686,000, $500,000 is attributable to funds expended for investor relations. The Company has actively participated in a variety of efforts to acquaint more people with the Company and will continue this activity for the foreseeable future. The Company will have $500,000 in similar expenses during the first two quarters of fiscal 1997. Also included in administrative expenses for the current year was $116,600 in executive salaries for the president and publisher of Lottery Players Publishing Company.

LIQUIDITY AND CAPITAL RESOURCES:

      The following table represents the capital resources of the Company:

                                                             December 31,
                                                   ----------------------------
                                                        1996             1995
                                                      --------         -------

Current Assets                                     $  1,012,000    $  1,097,000
Current Liabilities                                   1,212,000       1,099,000
                                                   ------------    ------------

                  Working Capital (Deficiency)     $   (200,000)   $     (2,000)
                                                   ------------    ------------

Common Shareholders' Equity
       Common stock                                $      6,100    $      3,100
       Common stock subscribed                             --         1,316,200
       Additional paid-in capital                    12,492,000       7,933,800
       Accumulated deficit                          (12,248,300)     (7,789,500)
       Less treasury stock                              (34,100)           --
       Less unpaid stock subscriptions                     --          (866,200)
                                                   ------------    ------------

                                                   $    215,700    $    597,400
                                                   ------------    ------------

      Cash used in operations during 1996 was $3,291,000 as compared to $5,138,000 used in operations in 1995. The decrease is primarily due to a lower net loss in 1996 and an increase in the deferred revenues attributable to increased subscriptions.

      The Company used $39,000 for investing activities during 1996 compared to $411,000 used in 1995. In 1995 the Company was acquiring equipment for the distribution of LOTTOWORLD and furniture and equipment for the increased staff anticipated when the Company had its national roll-out in June 1995. When the Company experienced the problems with the distribution, it was determined that the Company no longer needed to complete the acquisition of this equipment , which it halted in 1995. The Company was able to meet all its requirements with no additional acquisitions of furniture or equipment.

      Cash provided by financing was $3,149,000 in 1996 compared to cash provided by financing of $5,806,000 in 1995. Most of the funds were from the issuance of common stock in both periods. Cash used to reduce long-term debt was $16,600 in 1996 and $8,300 in 1995.

      The Company does not have any material commitments for capital expenditures at December 31, 1996. The Company believes that it does not have the capital resources and liquidity necessary to meet all of the obligations or its projections during 1997 and feels it will need to raise approximately $4,000,000 in additional financing to meet its goals.

      On March 12, 1996, the Company sold 180,000 shares of its common stock to a private investor at the price of $3.75 per share. The net proceeds to the Company was $607,500. This sale was subject to a price adjustment based upon the market performance of the Company's stock in a period subsequent to the sale and based upon that price adjustment, another 120,000 shares were issued for a total of 300,000 shares. These securities were sold pursuant to an exemption from registration under Regulation S promulgated by the Securities and Exchange Commission.

      As of March 31, 1996, the Company entered into agreements with four unrelated parties to promote the Company through various means, including, but not limited to, investment shows, magazine articles, and radio interviews. In return these parties received 666,667 shares of the Company's common stock which had a market value of $1,000,000. Those shares were subsequently registered on a Form S-8 Registration Statement (file number: 333-03931 filed on May 17, 1996).

      On June 28, 1996, the Company sold 1,188,164 shares at a price of $1.625 per share and the net proceeds to the Company from this transaction was $1,718,382, exclusive of legal fees of $13,472. These securities were sold pursuant to an exemption from registration under Regulation D promulgated by the Securities and Exchange Commission.

      On September 12, 1996, the Company sold 1,188,164 shares at a price of $1.625 per share and the net proceeds to the Company from this transaction was $537,282. These securities were sold pursuant to an exemption from registration under Regulation D promulgated by the Securities and Exchange Commission. As compensation for acting as Selling Agent for the above two sales, a registered broker-dealer received warrants entitling it to purchase 155,966 shares of the Company's common stock for $1.65 per share. The warrant is exercisable for a period of five years from the date of grant. On October 10, 1996, the Company filed a Registration Statement on Form S-3 (file number: 333-13863)(the "Registration Statement") to register the above two transactions as well as the shares underlying the warrants issued to the Selling Agent.

      The Registration Statement was amended on February 14, 1997 and again on April 9, 1997 to include 333,340 shares of the common stock of the Company issued to Dennis B. Schroeder and A. Richard Holman, the Company's Chief Executive Officer and President respectively, on November 10, 1995 in exchange for an aggregate amount of $1,000,020 of the Company's secured subordinated promissory notes. The Registration Statement, as amended, includes 56,000 shares of the common stock of the Company issued to Parkway Financial Group, the landlord of the premises rented in Naples, Florida for the executive offices of the Company, in exchange for four months rent, valued at $56,000.

TRANSACTIONS SUBSEQUENT TO DECEMBER 31, 1996

      In various private transactions, the Company either sold shares of its common stock for cash or exchanged shares of its common stock for payments due certain vendors of the Company in lieu of a cash payment of those payables.

      In January 1997 the Company exchanged 56,000 shares of its common stock in payment of rent on its executive offices for a period of four months. The rent for this period would be $56,000. In a series of transactions with individuals, the Company sold 178,188 shares of the Company's common stock for an aggregate amount of $163,000. In March 1997, the Company exchanged 200,000 shares of its common stock for printing services worth an estimated $101,000.

      On April 9, 1997, the Company acquired 2,666,666 shares of the common stock of Sound Money Investors, Inc. ("SMI")with a market value of $500,000 in exchange for 516,129 shares of common stock of the Company.

      The following table sets forth at December 31, 1996; (i) the total assets and the capitalization of the Company; and (ii) the pro-forma capitalization to give effect to the subsequent transactions:

                                                         December 31, 1996
                                                 ------------------------------
                                                      Actual          Pro-forma
                                                 ------------      ------------
Total assets                                     $  2,436,000      $  3,140,700

Long-Term Debt, less current maturities                 8,000             8,000

Redeemable convertible preferred stock              1,000,000         1,000,000

Common Shareholders' Equity
     Common stock                                       6,100             7,100
     Additional paid-in capital                    12,492,000        13,311,200
     Accumulated deficit                          (12,248,300)      (12,248,300)
     Less, treasury stock                             (34,100)          (34,100)
                                                 ------------      ------------
                                                 $    215,700      $  1,035,900
                                                 ============      ============



ITEM 7.     FINANCIAL STATEMENTS

      All financial statements required to be filed hereunder are attached hereto following the signature page.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 9.     DIRECTORS,  EXECUTIVE   OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS,
            COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      (a)   IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS.

            DIRECTORS.

      The present term of office of each director will expire at the next Annual Meeting of Shareholders. The name and position with the Company and age of each director and the period during which each director has served are as follows:

                                                                        Director
Name and Position, if any, in the Company                Age              Since
-----------------------------------------                ---            --------
Dennis B. Schroeder
  (Publisher, Chairman of the Board and Chief
  Executive Officer)                                      59              1993
A. Richard Holman
  (Editor-in-Chief and President)                         53              1993
James D. Cullen                                           42              1995

            EXECUTIVE OFFICERS.

      The executive officers of the Company are elected by the Company's Board of Directors and serve at the discretion of the Board of Directors. The current executive officers of the Company are as follows:

                                                                        Officer
Name of Executive Officer and Position in Company        Age             Since
-------------------------------------------------        ---            -------
Dennis B. Schroeder
  (Publisher, Chairman of the Board, and Chief
  Executive Officer)                                      59              1993
A. Richard Holman
  (Editor-in-Chief and President)                         53              1993
Judith A. Schroeder
  (Secretary/Treasurer and Vice President)                55              1993
Bonnie Fussell
  (President, Lottery Players Publishing Company, Inc.
  A wholly-owned subsidiary of the Company)               57              1996
Stuart Dubow
  (Chief Financial Officer and Senior Vice President)     53              1994
Barry A. Miller
  (Managing Editor and Senior Vice President)             54              1994


                       BUSINESS EXPERIENCE

      The following is a brief account of the business experience for the last five years of each director and executive officer of the Company:

Name of Director or Executive   Principal Occupation During the Last Five Year
-----------------------------   ------------------------------------------------

Dennis B. Schroeder             Publisher,  Chairman  of  the  Board  and  Chief
                                Executive Officer of the Company since it was founded in 1993; Chief Executive Officer and
                                Chairman  of the  Board of  Financial  Marketing
                                Consultants, Inc. ("FMC"), FMC provides new and developing business with marketing strategies, business plans, capital structure analysis and assistance and advice in obtaining private and public investor financing, since 1991.

A. Richard Holman               Editor-in-Chief   and  President  since  it  was
                                founded  in  1993;   President,   Home  Services
                                Alliance from 1992 to 1993; President of FMC since 1993.

James D.  Cullen                Attorney-at-law,  specializing in the  areas  of
                                corporate  and  transactional  matters,  Naples,
                                Florida, since 1992; Associate General Counsel and Vice President of Investments, Transmark
                                USA, Inc., an international investment holding company, from 1991 to 1992.

Judith A. Schroeder             Secretary/Treasurer  and  Vice  President of the
                                Company since 1993; Secretary/Treasurer of FMC since 1991.

Bonnie Fussell                  President of  Lottery Players Publishing Company
                                since  August   1996;   President  of  Louisiana
                                Lottery  from March 1992 to July 1996;  Chief of
                                Staff, Louisiana State Police,  February 1962 to
                                February 1992.

Stuart Dubow                    Chief   Financial   Officer  and   Senior   Vice
                                President of the Company since 1994; President of Mercury Lighting Corp-oration, a manufacturer of electric light sockets, from 1991 to 1994.

Barry A. Miller                 Managing Editor and Senior Vice President of the
                                Company   since   1994;   President   and  Chief
                                Executive Officer of World Steel, Inc., a trader of steel, from 1991 to 1993.

              (b)    IDENTIFY SIGNIFICANT EMPLOYEES

Not applicable

              (c)    FAMILY RELATIONSHIPS

Judith A. Schroeder is the wife of Dennis B. Schroeder.

              (d)    INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

None

              (e)    COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      Section 16(a) of the Securities Exchange Act of 1934 requires Company's officers and directors and persons who own more than ten percent of the Company's outstanding common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the company with copies of all Section 16(a) forms they file.

      Based solely on a review of Forms 3 and 4 furnished to the Company during the Company's fiscal year ended December 31, 1996, there were no directors, officers, or more than 10% shareholders of the Company who failed to timely file a Form 3 or Form 4.


ITEM 10.    EXECUTIVE COMPENSATION

      (a) AND (b) GENERAL AND SUMMARY COMPENSATION TABLE

      The following table shows all plan and non-plan compensation paid by the Company and its subsidiary for services rendered for the year ended December 31, 1996. No executive officer earned in excess of $100,000.

                                            SUMMARY COMPENSATION TABLE

                                                                      Long Term Compensation
                                                                      -----------------------
                                           Annual Compensation                Awards
                                 ----------------------------------   -----------------------
Name and                                             Other Annual      Restricted     Options     All Other
Principal Position      Year     Salary     Bonus    Compensation     Stock Awards    Granted    Compensation
----------------------  ----     ------    -------   --------------   ------------    -------    ------------
Dennis B. Schroeder     1996     $87,182                                              100,000
Publisher, Chairman     1995     $76,750      0            0               0           33,401         0
of the Board, Chief     1994     $76,750      0            0               0             0            0
Executive Officer

      (c) and (d) STOCK OPTION AND STOCK APPRECIATION RIGHTS

            STOCK OPTION PLANS

      In August 1993, the Company's Board of Directors and shareholders adopted the Company's 1993 Stock Option Plan (the"Plan") which provides for the granting of stock options to key employees, consultants and directors. The Plan was amended by the shareholders in 1995 to increase the aggregate number of shares of common stock reserved for issuance from 100,000 shares to 350,000 shares. Shares covered by expired or terminated stock options may be used for subsequent awards under the Plan.

      The Plan is currently administered by the Company's Board of Directors. The Board has the power to select recipients, make awards of stock options and adopt regulations and procedures for the Plan.

      The Plan permits the award of both stock options that qualify as "incentive stock options " ("ISOs") under the Internal Revenue Code and options that do not so qualify ("non-qualified options"). ISOs differ as to their tax treatment and are subject to a number of limitations under the Internal Revenue Code. The exercise price on non-qualified options may not be less than 85% of the fair market value of the stock on the date the option is granted. ISOs may not be granted with an exercise price less than the fair market value of the common stock on the date of the grant (or for an option granted to a person holding more than 10% of the Company's voting stock, at less than 110% of the fair market value.) An optionee is not taxed on the grant of either an ISO or non-qualified option. An optionee is taxed on the exercise of a non-qualified option in the amount of the "spread" between the exercise price of the option and the fair market value of the underlying shares at the time of the exercise. This amount is taxed as ordinary income and the Company is entitled to a tax deduction of this amount. In the case of an ISO, an optionee generally has no tax on the exercise and is only taxed upon a sale of the shares purchased upon exercise of the option. If the shares are held for the time required under the Internal Revenue Code, all of the gain is taxed as a long-term capital gain. In that event, the Company is not entitled to any deduction.

      The options expire between one and four years from the date of grant. Options granted under the Plan are not transferable except: (i) in the case of death of the optionee; (ii) by laws of descent and distribution; or (iii) pursuant to a qualified domestic relations order, and each option provides for early expiration upon the death of the optionee or, for employees of the Company, upon termination of the optionee's employment with the Company.

      At December 31, 1996, there was outstanding under the Plan options to acquire 186,668 shares of common stock at exercise prices ranging from $1.00 per share to $5.50 per share, the price determined by the Board of Directors to be the fair market value of the shares on the date of the grant (except for 10% shareholders whose options are at 110% of the fair market value).

      The following table contains information concerning the grant of stock options by the Company in 1996 to each executive officer named in the Summary Compensation Table and each director:

                                Option Grants in Last Fiscal Year
                                ---------------------------------

                                      Individual Grants
---------------------------------------------------------------------------------------------
                                            Percentage of
                            Options         Total Options         Exercise or
                            Granted         Granted               Base Price      Expiration
      Name                 In 1996(1)       Employees in 1996      Per Share        Date
----------------------    -----------       -----------------    ------------     ----------
Dennis B. Schroeder            33,401            4.58%              $5.50           3/1/98
                               75,000           10.29%              $1.65           5/31/2000
                               25,000            3.43%              $1.88           7/29/99

A. Richard Holman              22,267            3.06%              $5.50           3/1/98
                               75,000           10.29%              $1.65           5/31/2000
                               25,000            3.43%              $1.88           7/29/99



James D. Cullen                50,000            6.86%              $3.50           3/1/99
                               50,000            6.86%              $1.65           5/31/99
                               15,000            2.06%              $5.00           7/1/98

(1) The exercise price may be paid in cash or by such other method permitted by the Board of Directors, including (a) tendering (either actually or by attestation) shares of LottoWorld, Inc. common stock already owned having a fair market value equal to the cash exercise price of the option being exercised, (b) surrendering another LottoWorld, Inc. award having a market value on the date of exercise equal to the cash exercise price of the option being exercised, or (c) any combination of the foregoing.

                 Aggregate Option Exercises in Last Fiscal Year
                        and Fiscal Year End Option Values

      The  following  table  contains  information  concerning  options  held at
December 31, 1996 by each of the executive officers named in the Summary Compensation Table and director:
                                                                   Value of
                                                   Number of      Unexercised
                                                  Unexercised    In the Money
                       Shares Acquired    Value     Options        Options
      Name               On Exercise    Realized  At Year-End    At Year-End
-------------------    ---------------  --------  -----------    -----------
Dennis B. Schroeder           0             0       193,401*          0
A. Richard Holman             0             0       157,267*          0
James D. Cullen               0             0       170,000*          0

*  All options shown are exercisable as of December 31, 1996.

      (i)   REPORT ON REPRICING OF OPTIONS

      On February 8, 1996, the Board of Directors voted to reprice all the options which were issued to employees of the Company at the time of the Initial Public Offering of the Company. The option price at that time, March 10, 1995, was $7.00 (except for 10% holders, for which the price was 110% of market. Included in this repricing were the Chairman and Chief Executive Officer and the President of the Company.

                                      Ten-Year Option/SAR Repricings

                                       Number of                                                Length of
                                       Securities   Market Price   Exercise                     Original
                                       Underlying   Of stock at    Price at                     Option Term
                                       Options/     Time of        Time of                      Remaining at
                                       SARs         Repricing or   Repricing or   New           Date of
                                       Repriced or  Amendment      Amendment      Exercise      Repricing or
Name                     Date          Amended         $              $           Price ($)     Amendment
----                    -------       ----------    -----------    -----------    ---------     -------------
Dennis B. Schroeder     2/8/96          33,401       $5.00          $7.70          $5.50         2 years
Chairman and Chief
Executive Officer

A. Richard Holman       2/8/96          22,267       $5.00          $7.70          $5.50         2 years



ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      (a) and (b) Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth as of March 21, 1997, the number of shares of the Company's $0.001 par value common stock owned by each person who owned of record, or was known to own beneficially, more than 5% of the number of shares of the Company's outstanding common stock, sets forth the number of shares of the Company's outstanding common stock beneficially owned by each of the Company's directors, and sets forth the number of shares of the Company's common stock beneficially owned by all of the Company's directors and officers as a group:


                                                            Presently
                                                            Exercisable  Presently
Name of                              Percent      Common     Options     Convertible
Beneficial              Total           Of        Shares       And       Preferred    Beneficial
 Owners (1)            Ownership      Class        Owned     Warrants      Stock      Ownership
----------------       ---------     -------      ------     --------    -----------  ---------
Perkins Capital
Management(2)            615,832        9.3                                             615,832

Dennis B.
Schroeder(2)(3)(4)       961,541       14.1      718,142      193,401        49,998

A. Richard
Holman(2)(5)             627,665        7.0      470,398      157,267

James D.
Cullen(2)(6)(7)          172,610        2.6        2,000      170,000                       610

All Directors and
executive officers
as a group
(7 persons)            2,173,816       28.9    1,192,540      875,668        49,998         610
____________________

(1)         All beneficial  owners listed have sole voting and/or investment power with respect to the shares shown unless otherwise indicated.

(2)         The address for Perkins Capital Management,  Inc. is 730 East Lake Street, Wayzata,
            MN, 55391-1769. The address for Messrs. Schroeder,  Holman and Cullen is Suite 200,
            2150 Goodlette Road, Naples, FL 34102.

(3)         Includes  193,401 shares of common stock  underlying  presently  exercisable  stock options that have exercise prices between $1.50 per share and $5.50 per share.

(4)         Represents  shares of common  stock  underlying  shares of Series A 10%  Redeemable
            Convertible Preferred Stock with a par value of $0.01 per share, a redeemable value of $6.00 per share, convertible into common stock at $.96 per share.

(5)         Includes  157,267 shares of common stock  underlying  presently  exercisable  stock options that have exercise prices between $1.50 per share and $5.50 per share.

(6)         Includes  170,000 shares of common stock  underlying  presently  exercisable  stock options that have exercise prices between $1.50 per share and $5.50 per share.

(7)         Includes  10 shares  beneficially  held by his son and over which he has voting and investment power.


ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      James D. Cullen, a director, was paid $92,500 for legal services performed on behalf of the Company.

                                     PART IV

ITEM 13.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) The following financial statements are filed herewith in ITEM 7.

            (i)   Balance Sheets as of December 31, 1996 and 1995
            (ii) Statements of Operations for the years ended December 31, 1996 and 1995.
            (iii) Statements of Common  Shareholders  Equity for the years ended
                  December 31, 1996 and 1995
            (iv) Statements of Cash Flows for the years ended December 31, 1996 and 1995
            (v)   Notes to financial statements

     (a)(2) The following exhibits are submitted herewith:

3.1 Articles of Incorporation of Registrant, with amendments. Filed as an Exhibit to the Company's Registration Statement on Form SB-2, dated January 17, 1995, (File No. 33-88462-a) and incorporation herein by reference.

3.2 By-Laws of Registrant. Filed as an Exhibit to the Company's Registration Statement on Form SB-2, dated January 17, 1995, (File No. 33-88462-a) and incorporation herein by reference.

4.1 Form of Common Stock Certificate. Filed as an Exhibit to the Company's Registration Statement on Form SB-2, dated January 17, 1995, (File No. 33-88462-a) and incorporation herein by reference.

10.1 Employment Contract of Dennis B. Schroeder, with attached agreements to grant stock options. Filed as an Exhibit to Amendment No. 1 to the Company's Registration Statement on Form SB-2, dated February 17, 1995 and incorporated herein by reference.

10.2 Employment Contract of A. Richard Holman, with attached agreements to grant stock options. Filed as an Exhibit to Amendment No. 1 to the Company's Registration Statement on Form SB-2, dated February 17, 1995 and incorporated herein by reference.

10.3 Employment Contract of Stuart Dubow. Filed as an Exhibit to the Company's Registration Statement on Form SB-2, dated January 17, 1995, (File No. 33-88462-a) and incorporation herein by reference.

10.4 Employment Contract of Barry Miller. Filed as an Exhibit to the Company's Registration Statement on Form SB-2, dated January 17, 1995, (File No. 33-88462-a) and incorporation herein by reference.


10.7 Stock Option Plan of the Registrant. Filed as an Exhibit to the Company's Registration Statement on Form SB-2, dated January 17, 1995, (File No. 33-88462-a) and incorporation herein by reference.

10.9 Form of Stock Option Agreement between Registrant and each of Dennis B. Schroeder, A. Richard Holman, and James D. Cullen. Filed as an Exhibit to the Company's Registration Statement on Form SB-2, dated January 17, 1995, (File No. 33-88462-a) and incorporation herein by reference.

10.18 Form of Common Stock Warrant between the Company and purchasers of Units. Filed as an Exhibit to the Company's Registration Statement on Form SB-2, dated January 17, 1995, (File No. 33-88462-a) and incorporation herein by reference.
                                  -15-

10.19 Lease between the Company and Parkway Financial Center commencing February 1, 1994, as amended. Filed as an Exhibit to the Company's Registration Statement on Form SB-2, dated January 17, 1995, (File No. 33-88462-a) and incorporation herein by reference.

10.21 Printing Agreement between the Company and S. Rosenthal & Company, Inc. dated November 15, 1994. Filed as an Exhibit to the Company's Registration Statement on Form SB-2, dated January 17, 1995, (File No. 33-88462-a) and incorporation herein by reference.

10.22 Stock Option Agreement between Dennis B. Schroeder and A. Richard Holman. Filed as an Exhibit to Amendment No. 2 to the Company's registration Statement on Form SB-2, dated March 1, 1995, and incorporated herein by reference.

10.23 Lease between the Company and Parkway Financial Center commencing May 1, 1995. Filed as an Exhibit on the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995 and incorporated herein by reference.

10.24 Distribution Agreement between the Company and International Circulation Distributors - The Hearst Corporation, dated February 20, 1996. Filed as an Exhibit on the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995 and incorporated herein by reference.

10.25 Form of Stock Option Agreement between the Registrant and each of Stuart Dubow and Barry Miller. Filed as an Exhibit on the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995 and incorporated herein by reference.

10.26 Exchange Agreement between the Company and each of Dennis B. Schroeder and
      A. Richard Holman dated November 10, 1995. Filed as an Exhibit on the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995 and incorporated herein by reference.

10.31 Employment Contract between the Company and Bonnie Fussell dated June 25, 1996.

10.32 Form of contract between Lottery Players Publishing Company, Inc., a wholly-owned subsidiary of the Company, and the New York State Lottery, the Georgia Lottery, the Nebraska Lottery and the West Virginia Lottery for the publication of a monthly magazine.

21    List of subsidiaries

27    Financial Data Schedule


      (b) There were no Reports on Form 8-K for the quarter ended December 31, 1996

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                    LottoWorld, Inc.

                                    By:     Dennis B. Schroder
                                         -----------------------------
                                         Dennis B. Schroeder
                                         Chief Executive Officer

                                    By:     Stuart Dubow
                                         -----------------------------
                                         Stuart Dubow
                                         Chief Financial Officer

                                    Date: April 15, 1997

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


S/ Dennis B. Schroeder                                Date: April 15, 1997
----------------------------------------
Dennis B. Schroeder, Chief Executive
Officer and a director

S/A. Richard Holman                                   Date: April 15, 1997
----------------------------------------
A. Richard Holman, President and
a director

 S/ James D. Cullen                                   Date: April 15, 1997
----------------------------------------
James D. Cullen, a director

                        LOTTOWORLD, INC. AND SUBSIDIARY


                         CONSOLIDATED FINANCIAL REPORT


                               DECEMBER 31, 1996

                          INDEX TO FINANCIAL STATEMENTS


--------------------------------------------------------------------------------
INDEPENDENT AUDITOR'S REPORT                                              F - 2
--------------------------------------------------------------------------------

FINANCIAL STATEMENTS

  Consolidated balance sheets as of December 31, 1996 and 1995            F - 3

  Consolidated statements of operations for the years ended
  December 31, 1996 and 1995                                              F - 4

  Consolidated statements of common shareholders' equity for the
  years ended December 31, 1996 and 1995                                  F - 5

  Consolidated statements of cash flows for the years ended
  December 31, 1996 and 1995                                              F - 7

  Notes to consolidated financial statements                              F - 9

--------------------------------------------------------------------------------

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholders
LottoWorld,  INC. and Subsidiary
Naples, Florida

We have audited the accompanying consolidated balance sheets of LottoWorld, Inc. and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations, common shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LottoWorld, Inc. and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has suffered recurring losses from operations. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Notes 9 and 10. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                  /s/ McGladery & Pullen LLP



Naples, Florida
March 21, 1997, except for Note 10
  as to which the date is April 8, 1997

LOTTOWORLD, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
December 31, 1996 and 1995


ASSETS                                                                      1996             1995
----------------------------------------------------------------------------------------------------
Current Assets
   Cash and cash equivalents                                          $     137,752    $    318,963
   Accounts receivable, less allowance for doubtful accounts
      1996 $-0-; 1995 $65,800                                               324,297         159,479
   Stock subscriptions receivable (Note 5)                                     -            449,980
   Prepaid expenses (Note 2)                                                549,664         168,412
                                                                      ------------------------------
              Total current assets                                        1,011,713       1,096,834
Restricted cash - redeemable convertible preferred stock
   (Note 4)                                                               1,000,020       1,000,020
Accounts receivable, officers                                                58,375          58,375
Furniture, Fixtures and Equipment, less accumulated depreciation
   1996 $221,723; 1995 $106,050 (Note 3)                                    338,729         556,253
Other Assets                                                                 26,820          10,101
                                                                      ------------------------------
                                                                      $   2,435,657    $  2,721,583
                                                                      ==============================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Current maturities of long-term debt (Note 3)                      $      16,667    $     16,667
   Accounts payable (Note 10)                                               757,789         851,673
   Accrued expenses                                                          45,724          56,302
   Deferred revenue                                                         366,372         149,549
   Dividends payable                                                         25,000          25,000
                                                                      ------------------------------
              Total current liabilities                                   1,211,552       1,099,191
                                                                      ------------------------------
Long-Term Debt, less current maturities (Note 3)                              8,383          25,050
                                                                      ------------------------------
Commitments (Note 7)
Redeemable convertible preferred stock, $.01 par value, 250,000 shares authorized, 166,670 shares issued and outstanding
   (Note 4)                                                               1,000,020       1,000,020
                                                                      ------------------------------
Common Shareholders' Equity
   Common stock, $.001 par value, 10,000,000 shares authorized;
      6,164,853 and 3,106,022 shares issued                                   6,165           3,106
   Common stock subscribed, 637,500 shares (Note 5)                            -          1,316,230
   Additional paid-in capital                                            12,491,870       7,933,759
   Accumulated deficit                                                  (12,248,259)     (7,789,523)
   Less cost of 11,500 common shares acquired                               (34,074)           -
   Less subscriptions for 387,500 shares (Note 5)                              -           (866,250)
                                                                      ------------------------------
                                                                            215,702         597,322
                                                                      ------------------------------
                                                                      $   2,435,657    $  2,721,583
                                                                      ==============================
See Notes to Consolidated Financial Statements.


LOTTOWORLD, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 1996 and 1995

                                                                  1996              1995
------------------------------------------------------------------------------------------
Revenue:
   Magazine sales                                          $     482,213    $     387,123
   Advertising                                                   221,060          280,657
   Other                                                         199,063          129,686
                                                           -------------------------------
                                                                 902,336          797,466
                                                           -------------------------------

Operating expenses:
   Production, distribution and editorial                      2,127,824        2,500,252
   Circulation                                                   710,405        1,331,594
   Advertising, promotion and business development               554,663        1,354,530
   Selling, general and administrative                         1,938,382        1,252,399
                                                           -------------------------------
                                                               5,331,274        6,438,775
                                                           -------------------------------

              Operating loss                                  (4,428,938)      (5,641,309)
                                                           -------------------------------

Other income (expense):
   Interest income                                                73,725          133,727
   Interest expense                                               (3,521)         (87,609)
                                                           -------------------------------
                                                                  70,204           46,118
                                                           -------------------------------

              Net loss                                     $  (4,358,734)   $  (5,595,191)
                                                           ==============================

Net loss per common share                                  $       (0.92)   $       (2.21)

Weighted average number of common shares outstanding           4,841,564        2,576,152

See Notes to Consolidated Financial Statements.


LOTTOWORLD, INC. AND SUBSIDIARY

CONSOLIDATED  STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
Years Ended December 31, 1996 and 1995


                                                                      Common       Additional
                                                        Common        Stock          Paid-in
                                                        Stock       Subscribed       Capital
----------------------------------------------------------------------------------------------
Balance, December 31, 1994                        $     1,885   $           -    $    2,095,394
   Common stock issued (1,221,090 shares)               1,221               -         5,838,365
   Stock subscriptions (Note 5)                            -         1,316,230              -
   Dividend distributions                                  -                -               -
   Net loss                                                -                -               -
                                                  ---------------------------------------------
Balance, December 31, 1995                              3,106        1,316,230        7,933,759
   Common stock issued (3,058,831 shares)               3,059         (449,980)       4,558,111
   Common stock subscriptions expired                      -          (866,250)             -
   Treasury shares purchased (11,500 shares)               -                -               -
   Dividend distributions                                  -                -               -
   Net loss                                                -                -               -
                                                  ---------------------------------------------
Balance, December 31, 1996                        $     6,165   $           -    $   12,491,870
                                                  =============================================

See Notes to Consolidated Financial Statements.


                                         Common            Total
     Accumulated         Treasury         Stock         Shareholders'
      (Deficit)           Stock       Subscriptions        Equity
---------------------------------------------------------------------

$     (2,094,330)    $        -      $           -     $       2,949
              -               -                  -         5,839,586
              -               -            (866,250)         449,980
        (100,002)             -                  -          (100,002)
      (5,595,191)             -                  -        (5,595,191)
---------------------------------------------------------------------
      (7,789,523)             -            (866,250)         597,322
              -               -                  -         4,111,190
              -               -             866,250               -
              -           (34,074)               -           (34,074)
        (100,002)             -                  -          (100,002)
      (4,358,734)             -                  -        (4,358,734)
---------------------------------------------------------------------
$    (12,248,259)    $    (34,074)    $          -     $     215,702
=====================================================================

LOTTOWORLD, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 1996 and 1995


                                                                          1996             1995
--------------------------------------------------------------------------------------------------
Cash Flows From Operating  Activities
  Net loss                                                         $  (4,358,734)   $  (5,595,191)
  Adjustments to reconcile net loss to
     net cash used in operating activities:
     Depreciation                                                        115,673           96,108
     Common stock issued in exchange for vendor services                 761,400               -
     Changes in assets and liabilities:
       (Increase) decrease in:
          Accounts receivable                                           (164,818)         (90,618)
          Accounts receivable, officers                                       -           (58,375)
          Prepaid expenses                                               118,748         (166,072)
          Other assets                                                   (16,719)          (1,534)
       Increase in:
          Accounts payable and accrued expenses                           36,607          588,624
          Deferred revenue                                               216,823           88,896
                                                                   --------------------------------
             Net cash used in operating activities                    (3,291,020)      (5,138,162)
                                                                   --------------------------------

Cash Flows Used In Investing Activities
  Purchase of furniture, fixtures and equipment                          (39,218)        (411,011)
                                                                   --------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from long-term debt                                                -            50,000
  Proceeds from secured subordinated promissory notes
      from officers                                                           -         1,000,020
  Principal payments on long-term debt                                   (16,667)          (8,283)
  Proceeds from issuance of common stock                               3,299,770        4,839,566
  Purchase of treasury stock                                             (34,074)              -
  Dividends paid on redeemable convertible preferred stock              (100,002)         (75,002)
                                                                   --------------------------------
             Net cash provided by financing activities                 3,149,027        5,806,301
                                                                   --------------------------------

             Net increase (decrease) in cash and cash equivalents       (181,211)         257,128

Cash and cash equivalents:
   Beginning                                                              318,963           61,835
                                                                   ---------------------------------
   Ending                                                          $      137,752   $      318,963
                                                                   =================================

                                  (Continued)











LOTTOWORLD, INC. AND SUBSIDIARY

CONSOLIDATED  STATEMENTS OF CASH FLOWS (CONTINUED)
Years Ended December 31, 1996 and 1995
                                                                           1996             1995
----------------------------------------------------------------------------------------------------
Supplemental Disclosure of Cash Flow Information
   Cash payments for interest                                       $       3,521   $       89,421

 Supplemental Schedule of Noncash Investing And
  Financing Activities
   Common stock issued for prepaid expenses                               500,000               -
   Notes payable converted to common stock                                     -         1,000,020
   Furniture and equipment acquired through accounts payable                   -           141,069
   Dividends payable                                                           -            25,000

See Notes to Consolidated Financial Statements.



LOTTOWORLD, INC. AND SUBSIDIARY


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS: The Company's principal business is the publishing and distribution of magazines ("LottoWorld(R)") that report on legally operated state lotteries throughout the United States and Canada. On May 15, 1995 the Company changed its name to LottoWorld, Inc. from Dynamic World Distributors, Inc. Effective February 22, 1996, the Company incorporated Lottery Players Publishing Company to publish news and information regarding state sanctioned lotteries.

A summary of the Company's significant accounting policies follows:

  PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of LottoWorld, Inc. and its wholly-owned subsidiary, Lottery Players Publishing Company, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

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

  FAIR VALUE OF FINANCIAL INSTRUMENTS: Cash and cash equivalents, accounts receivable, stock subscriptions receivable, accounts receivable officers, accounts payable and dividends payable are reflected in the financial statements at fair value as a result of the rapid turnover of these instruments. The Company's long-term debt is reflected in the financial statements at fair value based on the borrowing rates currently available to the Company for loans with similar terms and maturities.

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

  INCOME TAXES: Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences, consisting primarily of the provision for estimated returns, are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

LOTTOWORLD, INC. AND SUBSIDIARY


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1.   NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

  NET LOSS PER COMMON SHARE: The net loss per common share amounts are computed using the weighted average number of common shares outstanding during the period after adjusting for the effect of the convertible preferred stock dividend requirement.

  STOCK-BASED COMPENSATION: In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, which establishes a fair value based method for financial accounting and reporting for stock-based employee compensation plans and for transactions in which an entity issues its equity instruments to acquire goods and services from nonemployees. However, the new standard allows compensation to continue to be measured by using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion ("APBO") No. 25, Accounting for Stock Issued to Employees, but requires expanded disclosures. The Company has elected to continue to apply the intrinsic value based method of accounting for stock options issued to employees. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

  RECLASSIFICATION:  Certain  reclassifications  have  been  made  to  the  1995 financial statements to conform with the 1996 presentation. The reclassifications had no effect on the net loss for the year ended December 31, 1995.


NOTE 2.   CONSULTING AGREEMENTS

Effective July 1, 1996, the Company entered into various consulting agreements to provide public relations services and other consulting services for the term of one year. In consideration for these services, the Company issued 666,667 shares of common stock valued at $1,000,000. Included in prepaid expenses is $500,000 related to these agreements as of December 31, 1996.


NOTE 3.   LONG-TERM DEBT

Long-term debt as of December 31, 1996 consisted of a note payable to a bank payable in monthly installments of $1,389, plus interest at prime plus 2%, with final payment due in June 1998 and collateralized by equipment. Minimum principal payments required on long-term debt as of December 31, 1996 are as follows:

Year Ending
December 31,                                                         Amount
--------------------------------------------------------------------------------
1997                                                               $    16,667
1998                                                                     8,383
                                                                   -------------
                                                                   $    25,050
                                                                   =============

LOTTOWORLD, INC. AND SUBSIDIARY


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4.  REDEEMABLE CONVERTIBLE PREFERRED STOCK

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


NOTE 5.   COMMON  SHAREHOLDERS'  EQUITY,  STOCK  OPTIONS AND WARRANTS

COMMON STOCK TRANSACTIONS: During the year ended December 31, 1996, the Company issued 1,859,664 shares of common stock for $2,849,790 from private placement offerings. The prices paid ranged from $1.625 per share to $2.25 per share. In addition, the Company issued 911,667 shares in exchange for various services totaling $1,261,400 at prices ranging from $1.00 per share to $1.82 per share (See Note 2).

On March 10, 1995 and March 17, 1995 for the overallotment option, the Company issued 787,750 shares of common stock for total consideration of $4,592,086, net of offering costs and commissions, resulting from the initial public offering on Form SB-2 at $7.00 per share. The Company also issued 433,340 shares of common stock during 1995 for total net proceeds of $1,247,500 resulting from a private placement of its stock and conversion of debt to equity at prices ranging from $2.75 to $3.00 per share. In addition, in December 1995, stock subscriptions for 637,500 shares were issued to entities unrelated to the Company for net proceeds of $1,316,230 at prices ranging from $2.00 to $2.75 per share. Certain of the subscriptions provided for adjustment of the number of shares to be issued in the event of decreases in the price of the Company's stock. The Company received $449,980 on January 26, 1996 for 287,500 of the shares subscribed. Subscriptions for the remaining 350,000 shares were canceled for non-payment.

STOCK WARRANTS: As compensation for acting as Selling Agent, a registered broker-dealer received warrants entitling it to purchase 155,966 shares of the Company's common stock for $1.65 per share. The warrants were issued in 1996 and are exercisable for a period of five years from the date of grant.

STOCK OPTIONS: The Company adopted a stock option plan in 1993 for the grant of options to certain key employees, consultants and directors. In March 1995, the stock option plan was amended whereby the number of shares authorized for issuance was increased from 100,000 shares to 350,000 shares. Option prices may not be less than the fair market value at the date of the grant. In addition to the stock option plan, the Company has granted options to certain key employees and consultants. All stock options outstanding are currently exercisable.

LOTTOWORLD, INC. AND SUBSIDIARY


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 5.    COMMON SHAREHOLDERS' EQUITY, STOCK OPTIONS AND WARRANTS (CONTINUED)

Information regarding stock options is summarized below:

                                                                              Weighted-
                                                                                Average
                                                            Stock     Other    Exercise
                                                            Option    Stock      Price
                                                             Plan    Options   Per share
                                                          -------------------------------
Shares under option:
  Outstanding and exercisable as of December 31, 1994          5,000  260,000  $    3.63
  Granted                                                    115,168   86,000       6.71
  Exercised                                                       -        -          -
  Canceled                                                   (11,000) (10,000)      7.73
                                                          --------------------
  Outstanding and exercisable as of December 31, 1995        109,168  336,000       4.83
  Granted                                                    181,668  741,500       3.18
  Exercised                                                       -        -          -
  Canceled                                                   104,168  206,500       6.99
                                                          --------------------
  Outstanding and exercisable as of December 31, 1996        186,668  871,000       2.76
                                                          ====================

Weighted fair value per option for options granted
  during the period ended:
  December 31, 1995                                                 $      -
  December 31, 1996                                                 $     .07
Fair value of warrants issued during the year
  ended December 31, 1996                                           $  35,471


                                                   Stock            Other
                                                  Option            Stock
                                                   Plan            Options
                                              ---------------------------------
Option price per share:
  As of December 31, 1995                     $1.00 - $10.00     $1.50 - $10.00
  As of December 31, 1996                     $1.00 - $ 5.50     $1.50 - $ 5.00
Expiration date:
  As of December 31, 1995                       1997 - 1999       1998 - 1999
  As of December 31, 1996                       1997 - 2000       1997 - 2000

LOTTOWORLD, INC. AND SUBSIDIARY


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 5.    COMMON SHAREHOLDERS' EQUITY, STOCK OPTIONS AND WARRANTS (CONTINUED)

Additional information regarding stock options as of December 31, 1996 is as follows:

   Option Price           Number        Weighted-Average    Weighted-Average
     Per Share          of Shares        Exercise Price     Remaining Life
--------------------------------------------------------------------------------
       $1.00               5,000             $1.00           1.00 years
   $1.50 - $2.50         737,000              1.87           2.36 years
       $3.50              50,000              3.50           2.25 years
   $5.00 - $5.50         265,668              5.10           1.72 years

No compensation cost for the grant of stock options and warrants was recognized for the years ended December 31, 1996 and 1995. Had compensation cost for the stock option plans and warrants been determined based on the grant date fair values of awards (the method described in SFAS No. 123), there would be no significant effect on the reported net loss for the year ended December 31, 1995. The reported net loss and loss per common share for the year ended December 31, 1996 would have been increased to the pro forma amounts shown below:

Net loss:
  As reported                                                    $ (4,358,734)
  Pro forma                                                        (4,455,342)
Loss per common share:
  As reported                                                         (0.92)
  Pro forma                                                           (0.94)

The fair value of each grant is estimated at the grant date using the Black-Sholes option pricing model, the method described in SFAS No. 123, with the following weighted-average assumptions for grants after December 31, 1994: dividend rate of 0%, price volatility of 35%, risk free interest rate of 5.5% and expected lives ranging from 3 to 4 years.

The effects of applying SFAS No. 123 are not indicative of future amounts since, among other reasons, options are exercisable over several years and additional awards generally are granted each year.

LOTTOWORLD, INC. AND SUBSIDIARY


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 6.   INCOME TAXES

Effective in April 1994 the Company's Subchapter S election was terminated. No provision for income taxes is reflected in the statements of operations for the years ended December 31, 1996 and 1995 due to losses incurred. Deferred income taxes related to net operating loss carryforwards have not been recognized due to uncertainty of realization. The valuation allowance for deferred tax assets increased from approximately $2,300,000 as of December 31, 1995 to approximately $3,750,000 as of December 31, 1996. The net operating loss carry forwards as of December 31, 1996 expire as follows:

Year Expires                                                        Amount
--------------------------------------------------------------------------------
2009                                                             $ 1,519,737
2010                                                               5,253,641
2011                                                               4,221,572
                                                                 ------------
                                                                 $10,994,950
                                                                 ============

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


NOTE 7.   COMMITMENTS

OPERATING LEASES: The Company leases office space under operating leases. In accordance with these leases, the Company paid no rent for a 6-month period during the initial year of the lease. Rental expense is recognized on a straight-line basis over the lease term.

As of December 31, 1996, future minimum rental payments required under all leases with initial or remaining terms in excess of one year are as follows:

Year Ending
December 31,                                                         Amount
--------------------------------------------------------------------------------
1997                                                             $   196,962
1998                                                                 196,962
1999                                                                  44,634
2000                                                                  30,786
2001                                                                  30,786
Thereafter                                                            12,827
                                                                 ------------
                                                                 $   512,957
                                                                 ============

Rent expense amounted to $165,376 and $131,800 for the years ended December 31, 1996 and 1995, respectively.

LOTTOWORLD, INC. AND SUBSIDIARY


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 7.    COMMITMENTS (CONTINUED)

NATIONAL DISTRIBUTION: The Company has an agreement with International Circulation Distributors - The Hearst Corporation ("Hearst") for the national distribution of LOTTOWORLD(R) which expires February 1998. The agreement as amended, requires a payments of $500,000 and $75,000 in 1995 and 1996 respectively and payments of $63,000 in 1997.

STATE LOTTERY PUBLICATIONS: The Company has entered into agreements to publish lottery publications for the states of New York, Georgia, Nebraska and West Virginia. The Company will produce the publications at no cost to the various states with the individual states being responsible for distribution of the publications. The agreement with the New York state lottery provides for the payment of royalty and license fees of $.02 per copy based on an estimated average circulation in excess of 1,000,000 copies per month. The Company receives all advertising revenue from the publications.

EMPLOYMENT AGREEMENTS: The Company has entered into employment agreements with the Chairman of the Board and President. Each agreement provides for an annual base salary and incentive bonuses conditioned upon the Company's achieving certain levels of annual after-tax earnings and certain levels of monthly circulation of LOTTOWORLD(R) magazine. Pursuant to the earnings bonus, each employee will receive a bonus of two percent of annual after-tax earnings at the end of the fiscal year in which the Company's first annual after-tax earnings are $3,000,000 or more. In addition, for each subsequent year in which the Company's annual after-tax earnings increase by additional $3,000,000 increments, each employee will receive a one-time bonus of between three and five percent of such increase. Pursuant to the circulation bonus, each employee will receive $.10 per copy the first time monthly sales of LOTTOWORLD(R) magazine reach 500,000 copies. In addition, the first time in which monthly sales of LOTTOWORLD(R) magazine reach 1,000,000 copies, and for each subsequent 1,000,000 copies, up to 6,000,000, each employee will receive a one-time bonus ranging from $.12 to $.15 per additional copy.

The agreements also provide that the Company will grant an option to each employee for 50,000 shares at the end of the fiscal year in which the Company's annual after-tax earnings first are $3,000,000 or more. In addition, for each subsequent year in which the Company's annual after-tax earnings increase by an additional $3,000,000, the Company will grant an option to each employee for an additional 50,000 shares. The agreements also provide that the Company will grant an option to each employee for 25,000 shares at the end of the first month in which the Company first sells 500,000 or more copies of LOTTOWORLD(R) magazine, and at the end of each subsequent month that monthly sales of the magazine increase by an additional 500,000 copies.

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

LOTTOWORLD, INC. AND SUBSIDIARY


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 8.   RELATED PARTY TRANSACTIONS

Accounts receivable, officers are noninterest-bearing and due on demand.

The Company issued 12% secured subordinated promissory notes totaling $1,000,020 to its Chief Executive Officer and President during 1995. In November 1995, the notes were converted to 333,340 shares of common stock at $3.00 per share. Interest expense related to the shareholder loans totaled $80,000.

The Company incurred legal costs with a director totaling approximately $92,500 and $58,000 for the years ended December 31, 1996 and 1995, respectively.


NOTE 9.   CONTINUED EXISTENCE


The Company has had cumulative losses since inception aggregating $12,048,255. The Company continues to raise capital through offerings of its common stock to fund operations. The Company believes that it does not have the capital resources and liquidity necessary to meet all of it obligations and projections during 1997. The Company estimates it will require additional financing of approximately $4,000,000. The Company has retained several investment bankers to assist in raising the requisite capital. The Company anticipates it will generate significant increases in advertising revenue as a result of publishing magazines for various state lottery authorities. In addition the Company anticipates it will generate operating income and additional working capital from increases in magazine sales and reductions in operating expenses.


NOTE 10.  SUBSEQUENT EVENTS

The Company sold 178,188 shares of its common stock for an aggregate amount of $163,000 in 1997 in a private placement of its securities under Regulation D. In addition, the Company exchanged 256,000 shares of its common stock for printing services and rent valued at $157,000, of which approximately $116,000 was included in accounts payable as of December 31, 1996.

On April 8, 1997, the Company acquired 4,000,000 shares of the common stock of Sound Money Investors, Inc. ("SMII") with a market value of $500,000 in exchange for 516,129 shares of common stock of the Company with a market value of $500,000. SMII is a financial communications company which provides news and investor information to individual investors, holds conferences for investors and broker dealers, and provides media and financial relations services to private and publicly-traded companies. During 1996, certain stockholders of SMII received common stock of the Company in consideration for consulting services (see Note 2).