Form 10QSB
period 1997-03-31
LOTTOWORLD INC
filed 1997-05-19
CIK 928403

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                      For the Quarter Ended March 31, 1997

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

Common stock, par value $.001 per share; 7,299,401 shares outstanding as of April 30, 1997

                               LOTTOWORLD, INC.

                               TABLE OF CONTENTS


PART I      Financial Information                                       Page No.
  Item 1.      Financial Statements
               Condensed Consolidated Balance Sheets                        3
               Condensed Consolidated Statements of Operations              4
               Condensed Consolidated Statements of Common Shareholders'
                  Equity (Deficit)                                          5
               Condensed Consolidated Statements of Cash Flows              6
               Notes to Condensed Consolidated Financial Statement          7

  Item 2.      Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                    8


PART II     Other Information

  Item 6.      Exhibits and Reports on Form 8-K                             9


SIGNATURES                                                                 10

                                 LOTTOWORLD, INC
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             MARCH 31,     DECEMBER 31,
                                                               1997           1996
                                                           (Unaudited)
                                                          ------------    ------------
ASSETS

Current Assets
   Cash and cash equivalents                              $     18,633    $    137,752
   Accounts receivable, net                                    287,644         324,297
   Prepaid expenses                                            279,281         549,664
                                                          ------------    ------------
                                                               585,558       1,011,713

Restricted Cash, redeemable convertible preferred stock      1,000,020       1,000,020
Accounts receivable, officers                                   58,375          58,375
Furniture, Fixtures and Equipment, net                         328,128         338,729
Other Assets                                                    26,820          26,820
                                                          ------------    ------------
                                                          $  1,998,901    $  2,435,657
                                                          ============    ============


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Current maturities of long-term debt                   $     16,667    $     16,667
   Accounts payable                                            771,701         757,789
   Accrued expenses                                            192,211          45,724
   Deferred revenue                                            332,313         366,372
   Dividends payable                                            25,000          25,000
                                                          ------------    ------------
                                                             1,337,892       1,211,552
                                                          ------------    ------------
Long-Term Debt, less current maturities                        504,213           8,383
                                                          ------------    ------------
Redeemable convertible preferred stock                       1,000,020       1,000,020
                                                          ------------    ------------
Common Shareholders' Equity
   Common stock                                                  6,599           6,165
   Additional paid-in capital                               12,766,436      12,491,870
   Accumulated deficit                                     (13,582,185)    (12,248,259)
   Less treasury stock                                         (34,074)        (34,074)
                                                          ------------    ------------
                                                              (843,224)        215,702
                                                          ------------    ------------
                                                          $  1,998,901    $  2,435,657
                                                          ============    ============


                                LOTTOWORLD, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (Unaudited)

                                                      THREE MONTHS ENDED MARCH 31
                                                           1997           1996
                                                       -----------    -----------
Sales revenue                                          $   261,237    $   246,266
                                                       -----------    -----------

Operating expenses:
   Production, distribution and editorial                  584,463        410,551
   Circulation                                             119,616        265,734
   Advertising, promotion and business development         129,864        133,508
   Selling, general and administrative                     746,787        317,869
                                                       -----------    -----------
                                                         1,580,730      1,127,662
                                                       -----------    -----------

Operating (loss)                                        (1,319,493)      (881,396)
                                                       -----------    -----------

Other income (expense):
   Interest income                                          11,171         25,442
   Interest expense                                           (604)        (1,019)
                                                       -----------    -----------
                                                            10,567         24,423
                                                       -----------    -----------

Net (loss)                                             ($1,308,926)   ($  856,973)
                                                       ===========    ===========

Net (loss) per common share                            ($     0.20)   ($     0.26)
                                                       ===========    ===========

Weighted average number of common shares outstanding     6,393,343      3,357,689
                                                       ===========    ===========

                                LOTTOWORLD, INC.
                    STATEMENTS OF COMMON SHAREHOLDERS' EQUITY


                                                       Common      Additional                   Common                     Total
                                            Common      Stock       Paid-in     Accumulated      Stock      Treasury   Shareholders'
                                            Stock    Subscribed     Capital     (Deficit)    Subscriptions   Stock         Equity
                                            -----    ----------     -------     ---------    -------------   -----         ------
Balance, December 31, 1995                 $3,106   $ 1,316,230  $ 7,933,759   ($ 7,789,523) ($  866,250)      --       $   597,322

   Common stock issued (3,058,831 shares)   3,059      (449,980)   4,558,111           --           --          --        4,111,190
   Common stock subscriptions expired        --        (866,250)        --             --        866,250        --             --
  Treasury shares purchased (11,500 shares)  --            --           --             --           --       (34,074)       (34,074)
   Dividend distributions                    --            --           --         (100,002)        --          --         (100,002)
   Net loss                                  --            --           --       (4,358,734)        --          --       (4,358,734)
                                           ------   -----------  -----------   ------------  -----------   ---------    -----------
Balance, December 31, 1996                  6,165          --     12,491,870    (12,248,259)        --       (34,074)       215,702

  Common stock issued (434,188 shares)        434          --        274,566           --           --          --          275,000
   Dividend distribution                     --            --           --          (25,000)        --          --          (25,000)
   Net loss                                  --            --           --       (1,308,926)        --          --       (1,308,926)
                                           ------   -----------  -----------   ------------  -----------   ---------    -----------
Balance , March 31, 1997                   $6,599          --    $12,766,436   ($13,582,185)        --     ($ 34,074)   ($  843,224)
                                           ======   ===========  ===========   ============  ===========   =========    ===========


                                LOTTOWORLD, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (Unaudited)

                                                     THREE MONTHS ENDED MARCH 31
                                                         1997           1996
                                                     -----------    -----------


   Net cash (used in) operating activities           ($  361,750)   ($1,522,807)
                                                     -----------    -----------

Cash Flows (Used In) Investing Activities
   (Purchase) disposal of furniture and equipment         (3,199)   ($   21,099)
                                                     -----------    -----------

Cash Flows From Financing Activities
   Issuance on long-term notes payable                    (4,170)   ($    4,167)
   Issuance of common stock                              275,000      1,607,498
   Purchase of treasury stock                               --          (10,860)
   Dividends paid                                        (25,000)          --
                                                     -----------    -----------
                                                         245,830      1,592,471
                                                     -----------    -----------

   Net increase in cash                                 (119,119)        48,565

Cash

   Beginning                                             137,752      1,318,983
                                                     -----------    -----------
   Ending                                            $    18,633    $ 1,367,548
                                                     ===========    ===========

                               LOTTOWORLD, INC.


             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



(1) The unaudited financial statements and the related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying financial statements and related notes should be read in conjunction with the audited financial statements of the Company, and notes thereto, for the year ended December 31, 1996.

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

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations


Results of Operations:
----------------------

      For the three months ended March 31, 1997 and 1996, the Company had operating revenues of $261,000 and $246,000; operating expenses of $1,581,000 and $1,128,000; operating losses of $1,319,000 and $ $881,000; net losses of $$1,309,000 and $857,000; and losses per share of $.20 and $.26 respectively. Included in the losses are $450,000 attributable to the start-up of the New York Lottery Players Monthly and $250,000 attributable to investor relations

      Production, distribution and editorial expenses rose $174,000 from $411,000 in 1996 to $585,000 in 1997, or 43%. $85,000 of the net increase is linked to the printing of the New York Lottery Players Monthly, which did not begin publication until October 1996 ($188,000) and the reduction of the print order of LottoWorld magazine, whose printing expense deceased $103,000. The balance of the increase is attributable to increased editorial personnel.

      Selling, general and administrative expenses increased $429,000 from $318,000 to $747,000, or 75%. In addition to the increase of $250,000 for investor relations: (i) $65,000 was expended for financing costs associated with $500,000 of a convertible note payable on demand which was obtained in February 1997; (ii) overall salaries increased by $30,000; (iii) taxes and benefits increased $19,000 attributable to more employees being eligible for full payment of their medical insurance due to longevity of service; iv) legal and accounting expenses increased $24,000 as a result of additional Securities and Exchange reporting requirements and for Time Distribution Services; and (v) the remaining $41,000 is attributable to increased costs of a larger company.


Liquidity and Capital Resources
-------------------------------


      The Company had a net decrease in its cash position of $119,000 for the three months ended March 31, 1997. This was net of $275,000 of additional capital raised through the issuance of common stock.

      The Company does not have sufficient capital to operate its business past May 1997 unless the Company raises additional capital.

      The Company is currently negotiating with several sources for the needed capital and while the Company is confident it will raise the necessary capital, there can be no assurance the Company will be successful.

               RECENT DEVELOPMENTS WITH THE NASDAQ STOCK MARKET


              On April 18, 1997, the Company received a letter from The Nasdaq Stock Market, Inc. ("Nasdaq") informing the Company that based upon its Annual Report on Form 10-KSB for the year ended December 31, 1996, the Company's capital and surplus was less than $1,000,000 and that Nasdaq required companies listed on The Nasdaq SmallCap Market must maintain capital and surplus of at least $1,000,000 for continued listing. Nasdaq went on to say "in light of the circumstances, the Company's shares of common stock are subject to delisting effective with the close of business on May 2, 1997 unless the Company can provide three (3) copies of an SEC-filed report, which demonstrates that the Company currently meets all The Nasdaq SmallCap Market listing criteria."

              On a Current Report on Form 8-K and 8-K/A, dated April 22, 1997, the Company reported that based upon its March 31, 1997 balance sheet (unaudited) and a pro-forma balance sheet as of the same date, including (I) the conversion of $250,000 of the Company's Series A Redeemable Convertible Preferred Stock; (ii) the issuance of $500,000 of shares of the Company's common stock in exchange for an investment in Sound Money Investor's Inc.; and (iii) the payment, by common stock, for $101,000 of printing services, thereby the Company reported capital and surplus of $1,031,467.

              On May 6, 1997, Nasdaq wrote the Company, "Although the Company reported capital and surplus of $1,031,467 ..., the Company only achieved minimal compliance.." and the Company's common stock will be delisted from Nasdaq effective with the close of business May 13, 1997.

              The Company is entitled to a review of the delisting determination by Nasdaq's staff and has asked for an appeal of the determination at the earliest time available. Nasdaq has set June 12, 1997 as the date of the review. Until the review and appeal process is completed, the Company's common stock will continue to be listed on The Nasdaq SmallCap Market.

              The Company is currently negotiating with several sources for the needed capital and while the Company is confident it will raise the necessary capital, there can be no assurance the Company will be successful.

      PART II.    Other Information


Item 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibit 11. Computation of net (loss) per share of
                              Common Stock - not required

            (b) The Registrant did not file a Form 8-K during the quarter ended March 31, 1997.

                                  SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          LOTTOWORLD, INC.

DATED:  May 21, 1997                          S/ Stuart Dubow
                                          -------------------
                                          Stuart Dubow
                                          Chief Financial Officer





DATED: May 21, 1997                          S/ Stuart Dubow
                                          ------------------
                                          Stuart Dubow
                                          Chief Financial Officer