Form 10QSB/A
period 1997-03-31
LOTTOWORLD INC
filed 1997-06-25
CIK 928403

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

                                LOTTOWORLD, INC.

                                TABLE OF CONTENTS


PART I      Financial Information                                   Page No.


  Item 2.      Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                3


PART II     Other Information

  Item 6.      Exhibits and Reports on Form 8-K                         5


SIGNATURES                                                              5

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations


Results of Operations:
----------------------


      For the three months ended March 31, 1997 and 1996, the Company had operating revenues of $261,000 and $246,000; operating expenses of $1,581,000 and $1,128,000; operating losses of $1,319,000 and $ $881,000; net losses of $$1,309,000 and $857,000; and losses per share of $.20 and $.26 respectively. Included in the losses for the quarter ended March 31, 1997are $450,000 attributable to the start-up of the New York Lottery Players Monthly and $250,000 attributable to investor relations. The $250,000 attributable to investor relations refers to contracts entered into as of March 31, 1996, later extended to June 30, 1996, for one year of consulting services setting up a series of investor seminars, meetings, etc., including all out-of-pocket expenses.

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

      Selling, general and administrative expenses increased $429,000 from $318,000 to $747,000, or 75%. In addition to the increase of $250,000 for investor relations: (i) $65,000 was expended for financing costs associated with $500,000 of a convertible note payable on demand which was obtained in February 1997; (ii) overall salaries increased by $30,000; (iii) taxes and benefits increased $19,000 attributable to more employees being eligible for full payment of their medical insurance due to longevity of service; iv) legal and accounting expenses increased $24,000 as a result of additional Securities and Exchange reporting requirements; and (v) the remaining $41,000 is attributable to increased costs of a larger company.


Liquidity and Capital Resources
-------------------------------


      The Company had a net decrease in its cash position of $119,000 for the three months ended March 31, 1997. This was net of $275,000 of additional capital raised through the issuance of common stock. The Company also paid a dividend of $25,000 to the holders of the Series A Convertible Preferred Stock. This dividend was paid, despite the significant decrease in working capital and the liquidity problems faced by the Company, because the Company had a continuing obligation to register shares under a Registration Statement on Form S-3, File No. 333-13863, and in order to be able to use Form S-3, the Company could not be in default of in the payment of any dividends since the end of the last fiscal year.

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

      On June 17, 1997 the Company was notified that effective June 18, 1997, the Company's securities would no longer be listed on the Nasdaq SmallCap Market. The Company's securities now trade on the OTC Bulletin Board.

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


                                          LOTTOWORLD, INC.


DATED: June 20, 1997                          S/ Stuart Dubow
                                          -----------------------
                                          Stuart Dubow
                                          Chief Financial Officer





DATED: June 20, 1997                         S/ Stuart Dubow
                                          -----------------------
                                          Stuart Dubow
                                          Chief Financial Officer