Form 10QSB
period 1997-06-30
LOTTOWORLD INC
filed 1997-08-25
CIK 928403

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                      For the Quarter Ended June 30, 1997

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

Common stock, par value $.001 per share; 7,523,124 shares outstanding as of July 31, 1997

                                LOTTOWORLD, INC.

                                TABLE OF CONTENTS


PART I       Financial Information                                      Page No.
  Item 1.       Financial Statements
                Condensed Consolidated Balance Sheets                       3
                Condensed Consolidated Statements of Operations             4
                Condensed Consolidated Statements of Common Shareholders'
                      Equity (Deficit)                                      5
                Condensed Consolidated Statements of Cash Flows             6
                Notes to Condensed Consolidated Financial Statements        7

  Item 2.       Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                   8


PART II      Other Information

  Item 6.       Exhibits and Reports on Form 8-K                            9


SIGNATURES                                                                  9

                                 LOTTOWORLD, INC
                            CONDENSED BALANCE SHEETS

                                                                     JUNE 30,     DECEMBER 31,
                                                                      1997            1996
                                                                   (Unaudited)
                                                                  ------------    ------------
ASSETS

Current Assets
   Cash and cash equivalents                                      $     34,157    $    137,752
   Accounts receivable, net                                             33,618         324,297
   Prepaid expenses                                                     15,684         549,664
   Investment                                                          500,000            --
                                                                  ------------    ------------
                                                                       583,459       1,011,713
Restricted Cash, redeemable convertible preferred stock                755,174       1,000,020
Accounts receivable - officers                                          58,375          58,375
Furniture, Fixtures and Equipment, net                                 145,340         338,729
Other Assets                                                            26,820          26,820
                                                                  ------------    ------------
                                                                  $  1,569,168    $  2,435,657
                                                                  ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Current maturities of long-term debt                           $     16,667    $     16,667
   Accounts payable                                                    938,348         757,789
   Accrued expenses                                                    145,445          45,724
   Deferred revenue                                                    341,450         366,372
   Dividends payable                                                    15,206          25,000
                                                                  ------------    ------------
                                                                     1,457,116       1,211,552
                                                                  ------------    ------------
Long-Term Debt, less current maturities                                442,817           8,383
                                                                  ------------    ------------
Redeemable convertible preferred stock                                 750,020       1,000,020
                                                                  ------------    ------------
Common Shareholders' Equity
   Convertible preferred stock                                          45,000            --
   Common stock                                                          7,503           6,165
   Additional paid-in capital                                       13,677,947      12,491,870
   Accumulated deficit                                             (14,777,161)    (12,248,259)
   Less treasury stock                                                 (34,074)        (34,074)

                                                                  ------------    ------------
                                                                    (1,080,785)        215,702
                                                                  ------------    ------------
                                                                  $  1,569,168    $  2,435,657
                                                                  ============    ============

                                LOTTOWORLD, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
        FOR THE SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (Unaudited)

                                                        SIX MONTHS ENDED JUNE 30,   THREE MONTHS ENDED JUNE 30,
                                                           1997           1996           1997           1996
                                                       -----------    -----------    -----------    -----------
Sales revenue                                          $   311,060    $   522,741    $    49,823    $   276,475
                                                       -----------    -----------    -----------    -----------

Operating expenses:
   Production, distribution and editorial                1,260,187        872,678        675,724        462,127
   Circulation                                             254,353        387,392        134,737        121,658
   Advertising, promotion and business development         257,692        260,926        127,828        127,418
   Selling, general and administrative                   1,048,536        685,372        301,749        367,503
                                                       -----------    -----------    -----------    -----------
                                                         2,820,768      2,206,368      1,240,038      1,078,706
                                                       -----------    -----------    -----------    -----------

Operating (loss)                                        (2,509,708)    (1,683,627)    (1,190,215)      (802,231)
                                                       -----------    -----------    -----------    -----------

Other income (expense):
   Interest income                                          23,154         37,920         11,983         12,478
   Interest expense                                         (2,142)        (1,965)        (1,538)          (946)
                                                       -----------    -----------    -----------    -----------
                                                            21,012         35,955         10,445         11,532
                                                       -----------    -----------    -----------    -----------

Net (loss)                                             ($2,488,696)   ($1,647,672)   ($1,179,770)   ($  790,699)
                                                       ===========    ===========    ===========    ===========

Net (loss) per common share                            ($     0.38)   ($     0.42)   ($     0.17)   ($     0.24)
                                                       ===========    ===========    ===========    ===========

Weighted average number of common shares outstanding     6,533,000      3,966,966      6,900,000      3,357,689
                                                       ===========    ===========    ===========    ===========


                                LOTTOWORLD, INC.
                    STATEMENTS OF COMMON SHAREHOLDERS' EQUITY

                                                                  Common   Additional               Common                  Total
                                              Preferred Common    Stock     Paid-in   Accumulated    Stock    Treasury Shareholders'
                                                Stock   Stock   Subscribed  Capital   (Deficit)   Subscriptions  Stock      Equity
                                              --------------------------------------------------------------------------------------
Balance, December 31, 1995                     $  --    $3,106 $1,316,230 $ 7,933,759 ($ 7,789,523) ($866,250) $   --   $   597,322
 Common stock issued (3,058,831 shares)           --     3,059   (449,980)  4,558,111         --         --        --     4,111,190
 Stock subscriptions expired                      --      --     (866,250)       --           --      866,250      --             0
 Purchase of stock for treasury (11,500 shares)   --      --         --          --           --         --     (34,074)    (34,074)
 Dividend distributions                           --      --         --          --       (100,002)      --        --      (100,002)
 Net (loss)                                       --      --         --          --     (4,358,734)      --        --    (4,358,734)
                                              --------------------------------------------------------------------------------------
Balance, December 31, 1996                     $  --     6,165          0  12,491,870  (12,248,259)         0   (34,074)    215,702
 Preferred Stock                                45,000    --         --          --           --         --        --        45,000
 Common stock (1,338,293 shares) (unaudited)      --     1,338       --     1,186,077         --         --        --     1,187,415
  Dividend distributions                          --      --         --          --        (40,206)      --        --       (40,206)
  Net (loss) (Unaudited)                          --      --         --          --     (2,488,696)      --        --    (2,488,696)
                                              --------------------------------------------------------------------------------------
Balance, June 30, 1997 (Unaudited)             $45,000  $7,503 $        0 $13,677,947 ($14,777,161) $       0   (34,074)($1,080,785)
                                              ======================================================================================


                                LOTTOWORLD, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
        FOR THE SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (Unaudited)

                                                    SIX MONTHS ENDED JUNE 30,     THREE MONTHS ENDED JUNE 30,
                                                      1997           1996           1997           1996
                                                    -----------    -----------    -----------    -----------
   Net cash (used in) operating activites           ($1,409,827)   ($2,098,196)   ($1,048,077)   ($  575,389)
                                                    -----------    -----------    -----------    -----------
Cash Flows (Used In) Investing Activities
   (Purchase) disposal of furniture and equipment       179,589    $    75,281    $   182,788    $    96,380
    Investments                                        (500,000)          --         (500,000)          --
                                                    -----------    -----------    -----------    -----------
                                                       (320,411)        75,281       (317,212)        96,380
                                                    -----------    -----------    -----------    -----------
Cash Flows From Financing Activities
   Issuance on long-term notes payable              $   434,434    ($    8,334)   $   438,604    ($    4,167)
   Issuance of common stock                           1,187,415      3,325,880        912,415      1,718,382
   Issuance of preferred stock                           45,000           --           45,000        (23,217)
   Purchase of treasury stock                              --          (34,077)          --             --
   Dividends paid                                       (40,206)       (50,000)       (15,206)       (50,000)

                                                    -----------    -----------    -----------    -----------
                                                      1,626,643      3,233,469      1,380,813      1,640,998
                                                    -----------    -----------    -----------    -----------

   Net increase in cash                                (103,595)     1,210,554         15,524      1,161,989

Cash
   Beginning                                            137,752        318,963         18,633        367,528
                                                    -----------    -----------    -----------    -----------
   Ending                                           $    34,157    $ 1,529,517    $    34,157    $ 1,529,517
                                                    ===========    ===========    ===========    ===========


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

      The unaudited financial statements have been prepared with the assumption that the Company is a going concern. While management has ceased publication of all magazines, management is still pursuing sources of capital with the intention of resuming publication.

(2) The net (loss) per common share amounts are computed using the weighted average number of common shares outstanding during the periods.

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations


      On June 18, 1997 the Company's securities were delisted from the Nasdaq SmallCap Market for failure to meet the listing requirements. The Company's securities are now listed on the OTC Bulletin Board.

      The Company has suspended all operations pertaining to the publication of the Company's magazines, terminated or laid-off 30 employees and does not have the capital to resume publication. The Company is negotiating with several potential investors, but at this time there can be no assurance that even if sufficient capital is raised, that the publication of the magazines can be resumed immediately.

      The Board of Directors of the Company authorized the redemption of its Redeemable Convertible Preferred Stock after giving those shareholders an opportunity to convert those shares into common stock. Holders of $250,000 of the preferred stock converted those shares into common stock and in July 1997, the remaining shares were redeemed. Funds needed for the redemption have been kept in escrow since the issuance of those preferred stock. The funds related to the converted $250,000 shares has been used by the Company for working capital.

PART II.    Other Information


Item 6.     Exhibits and Reports on Form 8-K

            (a) Exhibit 11. Computation of net (loss) per share of Common Stock - not required

            (b)   The Company filed a Form 8-K on the following dates:

                  April 9, 1997 - regarding the acquisition of certain assets.

                  April 22, 1997 - to summarize various transactions subsequent to the Company's filing of Form 10-KSB.

                  June 18, 1997 - to report on the Company's  delisting from the
                 Nasdaq SmallCap Market.





                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          LOTTOWORLD, INC.

DATED:  August 25, 1997                   s/ Judith A. Schroeder
                                          ----------------------
                                          Judith A. Schroeder
                                          Treasurer





DATED: August 25, 1997                       Dennis B. Schroeder
                                          ----------------------
                                          Dennis B. Schroeder
                                          Chairman of the Board and
                                          Chief Executive Officer