Form 10QSB
period 1997-09-30
LOTTOWORLD INC
filed 1997-11-18
CIK 928403

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                      For the Quarter Ended September 30, 1997

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

Common stock, par value $.001 per share; 8,276,530 shares outstanding as of October 31, 1997

                                LOTTOWORLD, INC.

                                TABLE OF CONTENTS


PART I       Financial Information                                      Page No.
  Item 1.       Financial Statements
                Condensed Consolidated Balance Sheets                       3
                Condensed Consolidated Statements of Operations             4
                Condensed Consolidated Statements of Common Shareholders'
                      Equity (Deficit)                                      5
                Condensed Consolidated Statements of Cash Flows             6
                Notes to Condensed Consolidated Financial Statements        7

  Item 2.       Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                   8


PART II      Other Information

  Item 6.       Exhibits and Reports on Form 8-K                            9


SIGNATURES                                                                  9

                                LOTTOWORLD, INC.
                            CONDENSED BALANCE SHEETS

                                                           SEPTEMBER 30,  DECEMBER 31,
                                                                1997          1996
                                                            (Unaudited)
                                                          ------------    ------------
ASSETS

Current Assets
  Cash and cash equivalents                               $      7,423    $    137,752
  Accounts receivable, net                                      29,194         324,297
  Prepaid expenses                                              15,684         549,664
  Investment                                                   500,000               0
                                                          ------------    ------------
Total Current Assets                                           552,301       1,011,713

Restricted cash, redeemable convertible preferred stock              0       1,000,020
Accounts receivable - officers                                  64,111          58,375
Furniture, Fixtures, and Equipment, net                        111,445         338,729
Other Assets                                                    26,820          26,820

                                                          ------------    ------------
TOTAL ASSETS                                              $    754,677    $  2,435,657
                                                          ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Current maturities of long-term debt                    $     12,500    $     16,667
  Accounts payable                                             933,427         757,789
  Accrued expenses                                              93,139          45,724
  Deferred revenue                                             349,143         366,372
  Dividend payable                                                   0          25,000
                                                          ------------    ------------
Total Current Liabilities                                    1,388,209       1,211,552

Long-Term Debt, less current maturities                        442,818           8,383

Redeemable convertible preferred stock                               0       1,000,020

Common Shareholders' Equity
  Convertible preferred stock                                   45,000               0
  Common stock                                                   7,503           6,165
  Additional paid-in capital                                13,677,947      12,491,870
  Accumulated deficit                                      (14,772,726)    (12,248,259)
  Less treasury stock                                          (34,074)        (34,074)
                                                          ------------    ------------
Total Common Shareholders' Equity                           (1,076,350)        215,702

                                                          ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $    754,677    $  2,435,657
                                                          ============    ============


LOTTOWORLD, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 1997
(Unaudited)

                                                      ---------------------------    ---------------------------
                                                      NINE MONTHS ENDED SEPT 30,     THREE MONTHS ENDED SEPT 30,
                                                            1997           1996           1997           1996
                                                       --------------------------    ---------------------------
Sales revenue                                          $   310,334    $   668,455    $      (726)   $   145,714

Operating expenses:
  Production, distribution, and editorial                1,240,119      1,415,252        (20,069)       542,574
  Circulation                                              254,418        518,845             65        131,453
  Advertising, promotion, and business development         256,958        450,845           (735)       189,919
  Selling, general and administrative                    1,065,366      1,155,532         16,832        470,160
                                                       -----------    -----------    -----------    -----------
Total Operating expenses                                 2,816,861      3,540,474         (3,907)     1,334,106

Operating (loss)                                        (2,506,527)    (2,872,019)         3,181     (1,188,392)

Other income (expense):
  Interest income                                           24,554         49,496          1,401         11,576
  Interest expense                                          (2,288)        (2,802)          (146)          (837)
                                                       -----------    -----------    -----------    -----------
Total Other income                                          22,266         46,694          1,255         10,739

Net (loss)                                             $(2,484,261)   $(2,825,325)   $     4,436    $(1,177,653)
                                                       ===========    ===========    ===========    ===========

Net (loss) per common share                                  (0.34)         (0.62)          0.00          (0.21)
                                                       ===========    ===========    ===========    ===========

Weighted average number of common shares outstanding     7,324,546      4,543,150      7,797,759      5,695,518
                                                       ===========    ===========    ===========    ===========


LOTOWORLD, INC.
STATEMENT OF COMMON SHAREHOLDERS' EQUITY



                                    ---------------------------------------------------------------------------------------------
                                                          Common     Additional                 Common                   Total
                                    Preferred   Common     Stock       Paid-in   Accumulated    Stock      Treasury  Shareholder
                                       Stock     Stock   Subscribed    Capital    (Deficit)   Subscriptions   Stock      Equity
                                    ---------------------------------------------------------------------------------------------
Balance, December 31, 1995                $0    $3,106  $1,316,230   $7,933,759   ($7,789,523)  ($866,250)        $0    $597,322

  Common stock issued
       (3,058,832 shares)                  0     3,059    (449,980)   4,558,111             0           0          0   4,111,190
  Stock subscriptions expired              0         0    (866,250)           0             0     866,250          0           0
  Purchase of stock for treasury
       (11,500 shares)                     0         0           0            0             0           0    (34,074)    (34,074)
  Dividend distributions                   0         0           0            0      (100,002)          0          0    (100,002)
  Net (loss)                               0         0           0            0    (4,358,734)          0          0  (4,358,734)
                                    ---------------------------------------------------------------------------------------------
Balance, December 31, 1996                 0     6,165           0   12,491,870   (12,248,259)          0    (34,074)    215,702

  Preferred Stock                     45,000         0           0            0             0           0          0      45,000
  Common Stock (1,338,293 shares)
       (unaudited)                         0     1,338           0    1,186,077             0           0          0    1,187,415
  Dividend distributions                   0         0           0            0       (40,206)          0          0      (40,206)
  Net (loss) (unaudited)                   0         0           0            0    (2,484,261)          0          0   (2,484,261)
                                    ---------------------------------------------------------------------------------------------
Balance, September 30, 1997          $45,000    $7,503          $0  $13,677,947  ($14,772,726)         $0   ($34,074)($1,076,350)
                                    =============================================================================================


LOTTOWORLD, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS AND TRHEE MONTHS ENDED SEPTEMBER 30, 1997
(Unaudited)


                                                   --------------------------    --------------------------
                                                   NINE MONTHS ENDED SEPT 30,    THREE MONTHS ENDED SEPT 30,
                                                       1997           1996           1997           1996
                                                   --------------------------    --------------------------
  Net cash flow from operating activities          $(1,445,039)   $(3,271,281)   $   (35,212)   $(1,173,085)

Cash Flows (Used in) Investing Activities
  (Purchase) disposal of furniture and equipment       188,067         63,706          8,478        (11,575)
  Investments                                         (500,000)             0              0              0
                                                   -----------    -----------    -----------    -----------
                                                      (311,933)        63,706          8,478        (11,575)

Cash Flows From Financing Activities
  Issuance on long-term notes payable                  434,434        (12,500)             0         (4,166)
  Issuance of common stock                           1,187,415      3,886,140              0        560,260
  Issuance of preferred stock                           45,000              0
  Purchase of treasury stock                                 0        (34,077)             0              0
  Dividends paid                                       (40,206)       (75,000)             0        (25,000)
                                                   -----------    -----------    -----------    -----------
                                                     1,626,643      3,764,563              0        531,094

  Net increase (decrease) in cash                     (130,329)       556,988        (26,734)      (653,566)

Cash

  Beginning                                            137,752        318,963         34,157      1,529,517

  Ending                                           $     7,423    $   875,951    $     7,423    $   875,951
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

The unaudited financial statements have been prepared with the assumption that the Company is a going concern. While management has ceased publication of all magazines, management has announced that it is has reached an agreement in principal and is in the process of finalizing a transaction with Group V Corporation, a diversified telecommunications and software services company, to jointly reorganize, develop and market the publishing assets of the Company.

The joint venture agreement contemplates the incorporation of a new subsidiary of Group V, into which LottoWorld will assign its publishing assets and Group V will provide funding.

The proposed agreement would provide increased marketing channels for Group V's wholly-owned subsidiary, National Pools Corporation (NPC). This venture will also facilitate the immediate introduction of NPC's Hit-LoTTo(TM) group play program in multiple state, accelerating NPC's original forecasted rollout. Once the definitive agreement has been signed and the transfer of LottoWorld's publishing assets is finalized, NPC expects Hit-LoTTo(TM) to be operational in several states within 12 months.

(2) The net (loss) per common share amounts are computed using the weighted average number of common outstanding during the periods.

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations


On June 18, 1997 the Company's securities were delisted from the Nasdaq SmallCap Market for failure to meet the listing requirements. The Company's securities are not listed on the OTC Bulletin Board.

The unaudited financial statements have been prepared with the assumption that the Company is a going concern. While management has ceased publication of all magazines, management has announced that it is has reached an agreement in principal and is in the process of finalizing a transaction with Group V Corporation, a diversified telecommunications and software services company, to jointly reorganize, develop and market the publishing assets of the Company.

The joint venture agreement contemplates the incorporation of a new subsidiary of Group V, into which LottoWorld will assign its publishing assets and Group V will provide funding.

The proposed agreement would provide increased marketing channels for Group V's wholly-owned subsidiary, National Pools Corporation (NPC). This venture will also facilitate the immediate introduction of NPC's Hit-LoTTo(TM) group play program in multiple state, accelerating NPC's original forecasted rollout. Once the definitive agreement has been signed and the transfer of LottoWorld's publishing assets is finalized, NPC expects Hit-LoTTo(TM) to be operational in several states within 12 months.

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


                                          LOTTOWORLD, INC.

DATED:  November 17, 1997                 /s/ Judith A. Schroeder
                                          ----------------------
                                          Judith A. Schroeder
                                          Treasurer





DATED: November 17, 1997                  /s/  Dennis B. Schroeder
                                          ----------------------
                                          Dennis B. Schroeder
                                          Chairman of the Board and
                                          Chief Executive Officer